Form 10-KT
period 2011-12-31
Rentech Nitrogen Partners, L.P.
filed 2012-03-15
CIK 1525998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from October 1, 2011 to December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common units were not publicly traded. The registrant’s common units began trading on the New York Stock Exchange on November 4, 2011.

As of March 15, 2012, the registrant had 38,250,000 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Transition Report on Form 10-K, or this report, and other reports or materials that we have filed or will file with the Securities and Exchange Commission, or the SEC, (as well as information included in oral statements or other written statements made or to be made by us or our management), contain or may contain “forward-looking statements.” Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures (including for maintenance or expansion projects and environmental expenditures) and the impact of such expenditures on our performance, and our operating costs. These statements involve known and unknown risks, uncertainties and other factors, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Factors that could affect our results include the risk factors detailed in Part I—Item 1A “Risk Factors” and from time to time in our periodic reports and registration statements filed with the SEC. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

References in this report to “the Partnership,” “we,” “our,” “us” and like terms refer to Rentech Nitrogen Partners, L.P. and our subsidiary, unless the context otherwise requires or where otherwise indicated. References in this report to “Rentech” refer to Rentech, Inc. and its consolidated subsidiaries other than us, unless the context otherwise requires or where otherwise indicated. References to “RDC” refer to Rentech Development Corporation, which is a wholly owned subsidiary of Rentech, references to “RNHI” refer to Rentech Nitrogen Holdings, Inc., which is a wholly owned subsidiary of RDC, and references to “Rentech Nitrogen GP” and “our general partner” refer to Rentech Nitrogen GP, LLC, which is our general partner and a wholly owned subsidiary of RNHI. References to “our operating company” or “our subsidiary” refer to Rentech Nitrogen, LLC, or RNLLC, which was formerly known as Rentech Energy Midwest Corporation, or REMC.

PART I

ITEM 1. BUSINESS

Change in Fiscal Year End

On February 1, 2012, the board of directors of our general partner approved a change in our fiscal year end from September 30 to December 31. As a result of this change, we are filing this Transition Report on Form 10-K for the three-month transition period ended December 31, 2011. References to any of our fiscal years mean the fiscal year ending September 30 of that calendar year.

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

Our facility can produce up to approximately 830 tons of ammonia per day, with the capacity to upgrade up to approximately 450 tons of ammonia to produce up to approximately 1,100 tons of UAN per day. During the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, we produced approximately 63,000 tons, 273,000 tons and 267,000 tons, respectively, of ammonia, and approximately 68,000 tons, 312,000 tons and 287,000 tons, respectively, of UAN. For the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, ammonia and UAN combined accounted for approximately 96%, 91% and 89%, respectively, of our total gross profit. Our facility has the flexibility to vary our product mix significantly, which permits us to upgrade our ammonia production into varying amounts of UAN, nitric acid and liquid and granular urea each season, depending on market demand, pricing and storage availability.

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

Organizational Structure

The following diagram depicts our organizational structure as of February 29, 2012 (all percentage ownership interests are 100% unless otherwise noted):

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

Product	Approximate Production Capacity		Product Storage Capacity
	Tons /Day	Tons /Year
Ammonia	830	302,950	40,000 tons (2 tanks); 15,000 tons(1)
UAN	1,100	401,500	80,000 tons (2 tanks)
Urea (liquid / granular)	400 /140	146,000 / 51,100	12,000 granular ton warehouse
Nitric acid	380	138,700	Limited capacity is not a factor
CO2(2)	650	237,250	1,900 tons

(1)	Represents 15,000 tons of space at the terminal of Agrium U.S.A., Inc., or Agrium, in Niota, Illinois where we have the right to store ammonia pursuant to our distribution agreement with Agrium. Our right to store ammonia at this terminal expires on June 30, 2016, but automatically renews for successive one year periods, unless we deliver a termination notice to Agrium with respect to such storage rights at least three months prior to an automatic renewal. Notwithstanding the foregoing, our right to use the storage space immediately terminates if the distribution agreement terminates in accordance with its terms. See “—Marketing and Distribution.”
(2)

In order to provide adequate space for the ammonia capacity expansion project, we expect to reduce our facility’s CO2 production capacity to 350 tons per day and 127,750 tons per year in March 2012. See “—Expansion Projects.”

The following table sets forth the amount of products produced by, and shipped from, our facility for the three months ended December 31, 2011 and 2010, and the fiscal years ended September 30, 2011, 2010 and 2009:

	For the Three Months Ended December 31,		Fiscal Years Ended September 30,
	2011	2010	2011	2010	2009
	(in thousands of tons)
Products Produced
Ammonia	63	75	273	267	267
UAN	68	86	312	287	274
Urea (liquid / granular)	34	43	155	145	162
Nitric acid	27	35	126	111	104
CO2	16	34	109	107	95
Products Shipped
Ammonia	55	44	125	153	126
UAN	65	79	315	294	267
Urea (liquid / granular)	7	7	29	32	36
Nitric acid	3	3	15	11	9
CO2	15	34	110	107	95

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

We are pursuing some, and we intend to continue to evaluate additional, opportunities to increase our profitability by expanding our production capabilities and product offerings, including with the following expansion projects:

•

Urea Expansion and Diesel Exhaust Fluid Build-Out. We have commenced a project to increase our urea production capacity by approximately 13%, or 50 tons per day. The additional urea could be marketed as liquid urea or upgraded into UAN, both of which sell at a premium to ammonia per nutrient ton. As a part of this project, we have commenced the installation of mixing, storage and load-out equipment that would enable us to produce and sell diesel exhaust fluid, or DEF, from the urea produced at our facility. DEF is a urea-based chemical reactant that is intended to reduce nitrogen oxide emissions in the exhaust systems of certain diesel engines of trucks and off-road farm and construction equipment. As an industrial product, DEF would diversify our product mix and our potential customer base. We believe that there is an expanding market for DEF, with the potential for long-term off-take contracts on favorable terms. We expect the urea expansion and DEF build-out project to cost approximately $6.0 million to complete, and such project is being funded with a portion of the net proceeds from our initial public offering. We believe this expansion project could be completed by the end of 2012.

•

Ammonia Capacity Expansion Project. We have commenced construction of a project that is designed to increase ammonia production at our facility by approximately 70,000 tons annually, for sale or upgrade to additional products, and to increase our ammonia storage capacity by approximately 20,000 tons. This project is on a schedule that we expect will fit with planned downtime for our 2013 turnaround. Based on the engineering work completed to date, including Front End Engineering and Design, or FEED, our preliminary estimate is that this project could be completed by the end of 2013. We expect that this project could cost approximately $100 million to complete. We have entered into a credit agreement (referred to as the 2012 credit agreement), which provides for a $135.0 million senior secured credit facility, including a $100.0 million capital expenditures facility, or the capital expenditures facility. With the exception of FEED, which was funded using a portion of the net proceeds from our initial public offering, we intend to use borrowings under the capital expenditures facility to fund the ammonia capacity expansion project. For a more complete discussion of the 2012 credit agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity—Credit Agreements.”

Products

Our product sales are heavily weighted toward sales of ammonia and UAN, which together made up 80% or more of our total revenues for the three months ended December 31, 2011 and each of the fiscal years ended September 30, 2011, 2010 and 2009. A majority of our products are sold through our distribution agreement with Agrium as described below under “—Marketing and Distribution,” with the exception of CO2, which we sell directly to customers in the food and beverage market at negotiated contract prices. Although ammonia and UAN may be used interchangeably in some cases, each has its own characteristics, and customer product preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices and the cost and availability of appropriate storage, transportation, handling and application equipment, each of which vary among these two products. During the three months ended December 31, 2011 and each of the fiscal years ended September 30, 2011, 2010 and 2009, we sold more than 90% of our nitrogen products to customers for agricultural uses, with the remaining portion being sold to customers for industrial uses.

Ammonia. We produce ammonia, the simplest form of nitrogen fertilizer and the feedstock for the production of other nitrogen fertilizers. Our ammonia processing unit has a current rated capacity of approximately 830 tons per day. Our ammonia product storage consists of two 20,000 ton tanks at our facility and 15,000 tons of leased storage in Niota, Illinois. Ammonia is used in the production of all other products produced by our facility, except CO2.

UAN. UAN is a liquid fertilizer that has a slight ammonia odor, and, unlike ammonia, it does not need to be refrigerated or pressurized when transported or stored. Our facility has two UAN storage tanks with a combined capacity of 80,000 tons.

Urea. Our urea solution is sold in its liquid state, processed into granular urea through our urea granulation plant to create dry granular urea (46% nitrogen concentration) or upgraded into UAN. We assess market demand for each of these three end products and allocate our produced urea solution as appropriate. We sell liquid urea primarily to industrial customers in the power, ethanol and diesel emissions markets. Although we believe there is high demand for our granular urea in agricultural markets, we sell granular urea primarily to customers in specialty urea markets where the spherical and consistent size of the granules resulting from our “curtain granulation” technology generally command a premium price. Our facility has a 12,000 ton capacity bulk warehouse that can be used for dry bulk granular urea storage.

Nitric Acid. We produce nitric acid through two separate nitric acid plants at our facility. Nitric acid is either sold to third parties or used within our facility for the production of ammonium nitrate solution, as an intermediate from which UAN is produced. We believe that our facility currently has sufficient storage capacity available for efficient loading of nitric acid.

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

Marketing and Distribution

In 2006, we entered into a distribution agreement with Agrium under which a majority of our products, including ammonia and UAN, are sold. Pursuant to the distribution agreement, Agrium is obligated to use its commercially reasonable efforts to promote the sale of, and to solicit and secure orders from its customers for, nitrogen fertilizer products comprising ammonia, liquid and granular urea, UAN, nitric acid and other nitrogen-based products manufactured at our facility. Under the distribution agreement, Agrium bears the credit risk on products sold through Agrium pursuant to the agreement. The distribution agreement has a term that ends in April 2016, but automatically renews for subsequent one-year periods, unless either party delivers a termination notice to the other party at least three months prior to an automatic renewal.

During the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, we sold 80% or more of the nitrogen fertilizer products produced at our facility through Agrium pursuant to the distribution agreement, and sold the remaining amounts directly to customers. Our management pre-approves price, quantity and other terms for each sale through Agrium, and we pay Agrium only a commission for its services. Our rights under the distribution agreement include the right to store specified amounts of our ammonia for a monthly fee at Agrium’s ammonia terminal in Niota, Illinois, which serves as another location where our ammonia is sold. Our right to store ammonia at Agrium’s terminal expires on June 30, 2016, but automatically renews for successive one year periods, unless we deliver a termination notice to Agrium with respect to such storage rights at least three months prior to an automatic renewal. Notwithstanding the foregoing, our right to use the storage space immediately terminates if the distribution agreement terminates in accordance with its terms. Outside of the distribution agreement, we also sell our CO2 directly to customers on a contract-by-contract basis.

Under the distribution agreement, we pay commissions to Agrium not to exceed $5 million during each contract year on applicable gross sales during the first 10 years of the agreement. The commission rate was 2% during the first year of the agreement and increased by 1% on each anniversary date of the agreement up to the current rate of 5%, which is the maximum allowable rate under the distribution agreement during the first 10 years of the agreement. For the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, the effective commission rate associated with sales under the distribution agreement was 2.6%, 4.3%, 4.2% and 2.3%, respectively.

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

Customers

We sell a majority of our nitrogen products to customers located in our core market. We sold over 90% of our nitrogen products to customers for agricultural uses during the three months ended December 31, 2011 and each of the fiscal years ended September 30, 2011, 2010 and 2009. Given the nature of our business, and consistent with industry practice, we generally do not have long-term minimum sales contracts for fertilizer products with any of our customers.

In the aggregate, our top five ammonia customers represented approximately 54%, 46%, 52% and 49%, respectively, of our ammonia sales for the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, and our top five UAN customers represented approximately 53%, 50%, 60% and 60%, respectively, of our UAN sales for these periods. In addition, Twin States, Inc., or Twin States, accounted for approximately 7%, 6%, 10% and 11%, respectively, of our total product sales for the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009. Growmark, Inc., or Growmark, accounted for approximately 20%, 7%, 8% and 11%, respectively, of our total product sales for the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009. For the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, approximately 1%, 3%, 7% and 0%, respectively, of our total product sales were to Agrium as a direct customer (rather than a distributor) and approximately 7%, 15%, 11% and 5%, respectively, of our total product sales were to Crop Production Services, Inc., or CPS, a controlled affiliate of Agrium.

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

Another seasonal factor affecting our industry is the effect of weather-related conditions on ability to transport products by barge on the Upper Mississippi River. During portions of the winter, the Upper Mississippi River cannot be used for transport due to lock closures, which could preclude the transportation of nitrogen products by barge during this period and may increase transportation costs. However, only approximately 2.3% and 0.0% of the ammonia and UAN tonnage, respectively, that we sold during the three months ended December 31, 2011, and 4.4% and 3.7% of the ammonia and UAN tonnage, respectively, that we sold during the three-year period ended September 30, 2011 were transported from our facility by barge.

The following table shows total tons of our products shipped for each quarter presented below:

	For the Three Months Ended December 31,	For the Fiscal Years Ended September 30,
	2011	2011	2010	2009
	(in thousands of tons)
Ammonia
Quarter ended December 31	55	44	45	44
Quarter ended March 31		20	22	5
Quarter ended June 30		43	51	67
Quarter ended September 30		18	35	10
UAN

	For the Three Months Ended December 31,	For the Fiscal Years Ended September 30,
	2011	2011	2010	2009
	(in thousands of tons)
Quarter ended December 31	65	79	57	42
Quarter ended March 31		30	25	28
Quarter ended June 30		129	112	93
Quarter ended September 30		77	100	104
Other Nitrogen Products
Quarter ended December 31	10	10	7	11
Quarter ended March 31		12	14	11
Quarter ended June 30		15	12	15
Quarter ended September 30		7	10	8
CO2
Quarter ended December 31	15	34	15	18
Quarter ended March 31		27	24	22
Quarter ended June 30		26	32	28
Quarter ended September 30		23	36	27

Total Tons Shipped	145	594	597	533

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

Raw Materials

The principal raw material used to produce nitrogen fertilizer products is natural gas. We historically have purchased natural gas in the spot market, through the use of forward purchase contracts, or a combination of both. We use forward purchase contracts to lock in pricing for a portion of our facility’s natural gas requirements. These forward purchase contracts are generally either fixed-price or index-priced, short term in nature and for a fixed supply quantity. Our policy is to purchase natural gas under fixed-price forward contracts to produce the products that have been sold under product prepayment contracts for later delivery, effectively fixing a substantial portion of the gross margin on pre-sold product. We are able to purchase natural gas at competitive prices due to our connection to the Northern Natural Gas interstate pipeline system which is within one mile of our facility. The pipeline is connected to Nicor Inc.’s distribution system at the Chicago Citygate receipt point from which natural gas is transported to our facility. Though we do not purchase natural gas for the purpose of resale, we occasionally sell natural gas when contracted quantities received exceed production requirements and storage capacities. The location of our receipt point has allowed us to obtain relatively favorable natural gas prices for our excess natural gas using the Chicago Citygate price point created by the stable residential demand for the commodity in the city of Chicago, Illinois. During the two years ended December 31, 2011, the average price of natural gas on this index exceeded that of the Inside FERC Northern Natural Gas Ventura and Demarcation Indices, which are used to determine the prices for the natural gas we purchase. Natural gas purchased and used in production was approximately 2.3 billion cubic feet, 10.3 billion cubic feet, 9.9 billion cubic feet, 10.1 billion cubic feet in the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

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

Competition

We compete with a number of domestic and foreign producers of nitrogen fertilizer products, many of which are larger than we are and have significantly greater financial and other resources than we do. We believe that customers for nitrogen fertilizer products make purchasing decisions principally on the delivered price and availability of the product at the critical application times. Our facility’s proximity to our customers provides us with a competitive advantage over producers located further away from our customers. The nitrogen fertilizer facilities closest to our facility are located in Fort Dodge, Iowa, Creston, Iowa and Port Neal, Iowa, approximately 190 miles, 275 miles and 300 miles, respectively, from our facility, and in Lima, Ohio, approximately 350 miles to the east of our facility. Our physical location in the center of the Mid Corn Belt provides us with a strategic placement and transportation cost advantage, compared to other producers who must ship their products over greater distances to our market area. The combination of our proximity to our customers and our storage capacity at our facility also allows our customers to better time the pick-up and application of our products, as deliveries from more distant locations have a greater risk of missing the short periods of favorable weather conditions during which the application of nitrogen fertilizer and planting may occur. However, other producers of nitrogen fertilizer products are contemplating the construction of new nitrogen fertilizer facilities in North America, including in the Mid Corn Belt. If a new nitrogen fertilizer facility is completed in our core market, it could benefit from the same competitive advantage associated with the location of our facility. As a result, the completion of such a facility could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions to our unitholders.

We plan to continue to operate our facility with natural gas as our primary feedstock. Competitors may have access to cheaper natural gas or other feedstocks that could provide them with a cost advantage. Depending on its magnitude, the amount of this cost advantage could offset the savings we may experience on transportation and storage costs as a result of our location. For the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, our average prices for natural gas were $4.71 per one million British thermal units, or MMBtu, $4.76 per MMBtu, $4.95 per MMBtu and $5.67 per MMBtu, respectively.

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

Our operations require numerous permits and authorizations. Failure to comply with these permits or environmental laws generally could result in substantial fines, penalties or other sanctions, court orders to install pollution-control equipment, permit revocations and facility shutdowns. In addition, environmental, health and safety laws may impose joint and several liability, without regard to fault, for cleanup costs on potentially responsible parties who have released or disposed of hazardous substances into the environment. We may experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt our operations and limit our growth and revenue. Private parties, including the owners of properties adjacent to other facilities where our wastes are taken for disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. In addition, the risk of accidental spills or releases could expose us to significant liabilities that could have a material adverse effect on our business, financial condition or results of operations. During the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, we made $0.5 million, $5.6 million and $1.3 million, respectively, of environmental, health and safety-related capital expenditures.

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

•

N2O Catalytic Converter Project. In July 2011, we began operating what we believe is the first tertiary N2O catalytic converter in the United States on one of our nitric acid plants. This converter is designed to convert approximately 90%, and as of February 15, 2012 was converting approximately 97%, of the N2O generated in our production of nitric acid into nitrogen and oxygen at that one plant. Assuming this conversion rate and the amount of nitric acid produced at the relevant nitric acid plant in 2010, we expect the converter to reduce N2O emissions at our facility by over 450 tons per year. This converter also will monitor and record its effect on reducing N2O emissions and we expect to be awarded corresponding emission reduction credits for any such reduction. If we do not need the credits, we believe that we could list the credits on an active registry, such as the Climate Registry maintained by the Climate Action Reserve, and sell the credits for a profit. We have entered into a five-year agreement to supply emission reduction credits with the first delivery of emission reduction credits scheduled to take place on April 15, 2012.

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

Employees

As of December 31, 2011, we had 57 non-unionized and salaried employees, and 90 unionized employees. We have a collective bargaining agreement, which was renewed in October 2006 and expires in October 2012. We have not experienced a work stoppage at our facility since 1991.

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

We may not have sufficient cash available for distribution each quarter to enable us to pay any distributions to our common unitholders. Furthermore, our partnership agreement does not require us to pay distributions on a quarterly basis or otherwise. The amount of cash we will be able to distribute on our common units principally depends on the amount of cash flow we generate from our operations, which is directly dependent upon the operating margins we generate, which have been volatile historically, and cash collections under product prepayment contracts for our products. Our operating margins are significantly affected by the price and availability of natural gas, market-driven product prices we are able to charge our customers and our production costs, as well as seasonality, weather conditions, governmental regulation, unplanned maintenance or shutdowns at our facility and global and domestic demand for nitrogen fertilizer products, among other factors. In addition:

•

Our partnership agreement does not provide for any minimum quarterly distribution and our quarterly distributions, if any, will be subject to significant fluctuations directly related to the cash flow we generate after payment of our expenses due to the nature of our business.

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

•

Our 2012 credit agreement limits, and any credit facility or other debt instruments we enter into in the future may limit, the distributions that we can make. Our 2012 credit agreement contains, and any future credit facility or debt instruments we enter into may contain, financial tests and covenants that we must satisfy. Any failure to comply with these tests and covenants could result in the applicable lenders prohibiting distributions by us.

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

Investors who are looking for an investment that will pay regular and predictable quarterly distributions should not invest in our common units. We expect our business performance will be more seasonal and volatile, and our cash flow will be less stable, than the business performance and cash flow of most publicly traded limited partnerships. As a result, our quarterly cash distributions will be volatile and are expected to vary quarterly and annually. Unlike most publicly traded limited partnerships, we do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time. The amount of our quarterly cash distributions will be directly dependent on the performance of our business, which has been volatile historically as a result of volatile nitrogen fertilizer and natural gas prices, unplanned outages, seasonal and global fluctuations in demand for nitrogen fertilizer products and the timing of our product pre-sale and cash collections. Because our quarterly distributions will be subject to significant fluctuations directly related to the cash flow we generate after payment of our fixed and variable expenses, future quarterly distributions paid to our unitholders will vary significantly from quarter to quarter and may be zero. Given the seasonal nature of our business, we expect that our unitholders will have direct exposure to fluctuations in the margins we realize on sales of nitrogen fertilizers and other products that we produce. In addition, we frequently make product sales pursuant to product prepayment contracts, whereby we receive cash in respect of product to be picked up by or delivered to a customer at a later date, but do not record revenue in respect of such sales until product is picked up or delivered. The cash received from product prepayments increases our operating cash flow in the quarter in which the cash is received, but may effectively reduce our operating cash flow in a subsequent quarter if the cash was received in a quarter prior to the one in which the revenue is recorded.

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

During the three months ended December 31, 2011 and each of the five fiscal years ended September 30, 2011, 2010, 2009, 2008 and 2007, we generated positive income from operations and positive cash flow from operations. However, during the fiscal year ended September 30, 2006, we operated at a net loss despite the fact that we generated positive cash flow from operations. In prior fiscal years, we sustained losses and negative cash flow from operations. Our profits and cash flow are subject to changes in the prices for our products and our main input, natural gas, which are commodities, and, as such, the prices can be volatile in response to numerous factors outside of our control. Our profits depend on maintaining high rates of production of our products, and interruptions in operations at our facility could materially adversely affect our profitability. If we are not able to operate our facility at a profit or if we are not able to retain cash or access a sufficient amount of financing for working capital, our business, financial condition, cash flow, results of operations and ability to pay cash distributions could be materially adversely affected, which could adversely affect the trading price of our common units.

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

A major factor underlying the current level of demand for corn and the use of nitrogen fertilizer products is the current production level of ethanol in the United States. Ethanol production in the United States is dependent in part upon a myriad of federal and state incentives. Such incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers than current incentive programs. Studies showing that expanded ethanol production may increase the level of GHGs in the environment, or other factors, may reduce political support for ethanol production. For example, the Volumetric Ethanol Excise Tax Credit, or VEETC, provided for a 45 cents per gallon tax credit to blenders and refiners for gasoline that has been blended with ethanol. On June 16, 2011, the United States Senate voted to eliminate the VEETC, and even though it was never ultimately repealed, the VEETC expired on December 31, 2011. We cannot guarantee that the VEETC will be renewed or that any other ethanol-related subsidy will be implemented in its place. Furthermore, the current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass. If the VEETC is not renewed (or if another ethanol-related subsidy is not implemented in its place), or if an efficient method of producing ethanol from cellulose-based biomass is developed and commercially deployed at scale, the demand for corn may decrease significantly. Any reduction in the demand for corn and, in turn, for nitrogen fertilizer products could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions to our unitholders.

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

We have a number of competitors in the United States and in other countries, including state-owned and government-subsidized entities. Our principal competitors include domestic and foreign fertilizer producers, major grain companies and independent distributors and brokers, including Koch, CF Industries, Agrium, Gavilon, LLC, CHS Inc., Transammonia, Inc. and Helm Fertilizer Corp. Some competitors have greater total resources, or better name recognition, and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. For example, certain of our competitors have announced that they currently have expansions planned or underway to increase production capacity of their nitrogen fertilizer products. Furthermore, there are a few dormant nitrogen production facilities located outside of the States of Illinois, Indiana and Iowa that are scheduled to resume operations in the near future. We may face additional competition due to the expansion of facilities that are currently operating and the reopening of currently dormant facilities. Also, other producers of nitrogen fertilizer products are contemplating the construction of new nitrogen fertilizer facilities in North America, including in the Mid Corn Belt. If a new nitrogen fertilizer facility is completed in our core market, it could benefit from the same competitive advantage associated with the location of our facility. As a result, the completion of such a facility could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions to our unitholders. In addition, competitors utilizing different corporate structures may be better able to withstand lower cash flow than we can as a limited partnership. Our competitive position could suffer to the extent we are not able to adapt our product mix to meet the needs of our customers or expand our own resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. An inability to compete successfully could result in the loss of customers, which could adversely affect our sales and profitability, and our ability to make cash distributions to our unitholders. In addition, as a result of increased pricing pressures caused by competition, we may in the future experience reductions in our profit margins on sales, or may be unable to pass future input price increases on to our customers, which would reduce our cash flows and the cash available for distribution to our unitholders.

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

Any operational disruption at our facility as a result of equipment failure, an accident, adverse weather, a natural disaster or another interruption could result in a reduction of sales volumes and could cause us to incur substantial expenditures. A prolonged disruption could materially affect the cash flow we expect from our facility, or lead to a default under our 2012 credit agreement.

The equipment at our facility could fail and could be difficult to replace. Our facility may be subject to significant interruption if it were to experience a major accident or equipment failure, including accidents or equipment failures caused during expansion projects, or if it were damaged by severe weather or natural disaster. Significant shutdowns at our facility could significantly reduce the amount of product available for sale, which could reduce or eliminate profits and cash flow from our operations. Repairs to our facility in such circumstances could be expensive, and could be so extensive that our facility could not economically be placed back into service. It has become increasingly difficult to obtain replacement parts for equipment and the unavailability of replacement parts could impede our ability to make repairs to our facility when needed. We currently maintain property insurance, including business interruption insurance, but we may not have sufficient coverage, or may be unable in the future to obtain sufficient coverage at reasonable costs. A prolonged disruption at our facility could materially affect the cash flow we expect from our facility, or lead to a default under our 2012 credit agreement. In addition, operations at our facility are subject to hazards inherent in chemical processing. Some of those hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. As a result, operational disruptions at our facility could materially adversely impact our business, financial condition, results of operations and cash flow.

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

If we experience significant property damage, business interruption, environmental claims, fines, penalties or other liabilities, our business could be materially adversely affected to the extent the damages or claims exceed the amount of valid and collectible insurance available to us. We are currently insured under Rentech’s casualty, environmental, property and business interruption insurance policies. The property and business interruption insurance policies currently in place have a $300.0 million limit with respect to all occurrences at our and Rentech’s facilities within a 72-hour period, with a $1.0 million deductible for physical damage and a 30 day waiting period before losses resulting from business interruptions are recoverable. The policies also contain exclusions and conditions that could have a material adverse impact on our ability to receive indemnification thereunder, as well as customary sub-limits for particular types of losses. For example, the current property policy contains a specific sub-limit of approximately $160.0 million for losses resulting from business interruptions and $5.0 million for damage caused by covered flooding. We are fully exposed to all losses in excess of the applicable limits and sub-limits and for losses due to business interruptions of fewer than 30 days.

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

We use Agrium as a distributor of a significant portion of our nitrogen fertilizer products pursuant to a distribution agreement between Agrium and us. For the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, between 80% and 92% of our total product sales were made through Agrium. Under the distribution agreement, if we are unable to reach an agreement with Agrium for the purchase and sale of our products, Agrium is under no obligation to make such purchase and sale. Agrium sells products that compete with ours, and may be incentivized to prioritize the sale of its products over ours. In the event of any decline in sales of our products through Agrium as distributor, we may not be able to find buyers for our products.

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

In addition to distributing our products, Agrium is also one of our significant customers. For the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, approximately 1%, 3%, 7% and 0%, respectively, of our total product sales were to Agrium as a direct customer (rather than a distributor) and approximately 7%, 15%, 11% and 5%, respectively, of our total product sales were to CPS, a controlled affiliate of Agrium. Agrium or CPS could elect to reduce or cease purchasing our products for a number of reasons, especially if our relationship with Agrium as a distributor were to end. If our sales to Agrium as a direct customer or CPS decline, we may not be able to find other customers to purchase the excess supply of our products.

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

Our business depends on significant customers, and the loss of one or several significant customers may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions to our unitholders. In the aggregate, our top five ammonia customers represented approximately 54%, 46%, 52% and 49%, respectively, of our ammonia sales for the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, and our top five UAN customers represented approximately 53%, 50%, 60% and 60%, respectively, of our UAN sales for the same periods. In addition, Twin States accounted for approximately 7%, 6%, 10% and 11%, respectively, of our total product sales for the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009. Growmark, accounted for approximately 20%, 7%, 8% and 11%, respectively, of our total product sales for the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009. For the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, approximately 1%, 3%, 7% and 0%, respectively, of our total product sales were to Agrium as a direct customer (rather than a distributor) and approximately 7%, 15%, 11% and 5%, respectively, of our total product sales were to CPS, a controlled affiliate of Agrium. Given the nature of our business, and consistent with industry practice, we generally do not have long-term minimum sales contracts with any of our customers. If our sales to any of our significant customers were to decline, we may not be able to find other customers to purchase the excess supply of our products. The loss of one or several of our significant customers, or a significant reduction in purchase volume by any of them, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

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

In addition, we cannot assure you that we will have adequate sources of funding to undertake or complete major expansion projects. As a result, we may need to obtain additional debt and/or equity financing to complete expansion projects. There is no guarantee that we will be able to obtain other debt or equity financing on acceptable terms or at all.

As a result of these factors, we cannot assure you that our expansion projects will commence operations on schedule or at all or that the costs for the expansion projects will not exceed budgeted amounts. Failure to complete an expansion project on budget, on schedule or at all may adversely impact our ability to grow our business.

Expansion of our production capacity may change the balance of supply and demand in our markets, and our new products may not achieve market acceptance.

As part of our current expansion projects, we expect to increase our capacity to produce ammonia and urea and to install the equipment necessary to enable us to produce and sell DEF. Increased production of our existing products may reduce the overall demand for those products as a result of market saturation. We may be required to sell these products at lower prices, or may not be able to sell all of the products we produce. In addition, there can be no assurance that our new products will be well-received or that we will achieve revenues or profitability levels we expect. If we cannot sell our products or are forced to reduce the prices at which we sell them, this would have a material adverse effect on our results of operations, financial condition and the ability to make cash distributions to our unitholders.

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

Efficient production of nitrogen fertilizer using modern techniques and equipment requires skilled employees. To the extent that the services of skilled labor becomes unavailable to us for any reason, including as a result of the expiration and non-renewal of our collective bargaining agreement or the retirement of experienced employees from our aging work force, we would be required to hire other personnel. We have a collective bargaining agreement which will expire in October 2012. Upon expiration, we may be unable to renew the collective bargaining agreement on satisfactory terms or at all. We face hiring competition from our competitors, our customers and other companies operating in our industry, and we may not be able to locate or employ qualified replacements on acceptable terms or at all. If our current skilled employees quit, retire or otherwise cease to be employed by us and we are unable to locate or hire qualified replacements, or if the cost to locate and hire qualified replacements for these employees increases materially, our results of operations and cash available for distribution to our unitholders could be adversely affected.

Our 2012 credit agreement contains significant limitations on our business operations, including our ability to make distributions and other payments.

We have entered into the 2012 credit agreement, comprised of a $35.0 million revolving working capital facility, or the 2012 revolving credit facility, and a $100.0 million capital expenditures facility. It permits us to incur significant indebtedness in the future, subject to the satisfaction of its conditions to borrowing. Our ability to make cash distributions to our unitholders and our ability to borrow under our 2012 credit agreement to fund distributions (if we elected to do so) are subject to covenant restrictions under the agreements governing our 2012 credit agreement. If we were unable to comply with any such covenant restrictions in any quarter, our ability to make cash distributions to our unitholders would be curtailed.

In addition, we are subject to covenants contained in our 2012 credit agreement and may be subject to any agreement governing other future indebtedness. These covenants restrict our ability to, among other things, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, incur liens, make negative pledges, pay dividends or make other distributions, make payments to our subsidiaries, make certain loans and investments, consolidate, merge or sell all or substantially all of our assets, enter into sale-leaseback transactions and enter into transactions with our affiliates. Any failure to comply with these covenants could result in a default under our 2012 credit agreement. Upon a default, unless waived, the lenders under our 2012 credit agreement would have all remedies available to a secured lender, and could elect to terminate their commitments, cease making further loans, cause their loans to become due and payable in full, institute foreclosure proceedings against our assets, and force us into bankruptcy or liquidation.

We are a holding company and depend upon our subsidiary for our cash flow.

We are a holding company. All of our operations are conducted and all of our assets are owned by our operating company, which is our wholly owned subsidiary, and we intend to continue to conduct our operations at the operating company and any of our future subsidiaries. Consequently, our cash flow and our ability to meet our obligations or to make cash distributions depend upon the cash flow of our operating company and any of our future subsidiaries and the payment of funds by our operating company and any of our future subsidiaries to us in the form of dividends or otherwise. The ability of our operating company and any of our future subsidiaries to make any payments to us depend on their earnings, the terms of their indebtedness, including the terms of any credit facilities and legal restrictions. In particular, our 2012 credit agreement imposes, and future credit facilities entered into by our operating company or any of our future subsidiaries may impose, significant limitations on the ability of our subsidiaries to make distributions to us and consequently our ability to make distributions to our unitholders.

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

Rentech indirectly owns 60.8% of our common units. Our general partner may be removed by a vote of the holders of at least 66 2/3% of our outstanding common units, including any common units held by our general partner and its affiliates (including Rentech), voting together as a single class. As a result, public holders of our common units are not able to remove the general partner, under any circumstances, unless Rentech sells some of the common units that it owns or we sell additional units to the public.

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

We cannot predict how interest rates will react to changing market conditions. Interest rates on our 2012 credit agreement and future credit facilities and debt securities could be higher than current levels, causing our financing costs to increase accordingly. Additionally, as with other yield-oriented securities, we expect that our unit price will be impacted by the level of our quarterly cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates may affect the yield requirements of investors who invest in our common units, and a rising interest rate environment could have a material adverse impact on our unit price and our ability to issue additional equity to make acquisitions or to incur debt as well as increasing our interest costs.

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

On February 28, 2012, RNLLC entered into the 2012 credit agreement. The 2012 credit agreement has a five-year maturity and is comprised of the $35.0 million 2012 revolving credit facility and the $100.0 million capital expenditures facility. The level of indebtedness we could incur in the future could have important consequences, including:

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

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	incurring higher interest expense in the event of increases in our 2012 credit agreement’s variable interest rates;

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have greater capital resources;

•	limiting our ability to make investments, dispose of assets, pay cash distributions or repurchase common units; and

•	subjecting us to financial and other restrictive covenants in our indebtedness, which may restrict our activities, and the failure to comply with which could result in an event of default.

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

In October 2009, the EPA Region 5 issued a Notice and Finding of Violation pursuant to the CAA related to the number 1 nitric acid plant at our facility. The notice alleges violations of the CAA’s New Source Performance Standard for nitric acid plants, Prevention of Significant Deterioration requirements and Title V Permit Program requirements. The notice appears to be part of the EPA’s CAA National Enforcement Priority for New Source Review/Prevention of Significant Deterioration related to acid plants, which seeks to reduce emissions from acid plants through proceedings that result in the installation of new pollution control technology. Without admitting liability, we have entered into a consent decree with the EPA to resolve the alleged violations, and the consent decree was entered by the court, effective as of February 13, 2012. The consent decree requires us to pay a civil penalty of $108,000, install and operate certain pollution control equipment on one of our nitric acid plants, and to perform certain additional actions and periodically report to the EPA. We have commenced implementation of the consent decree requirements, including the installation and operation of the pollution control equipment, and on February 17, 2012, we paid the $108,000 civil penalty.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF COMMON UNITS

Our common units began trading on the New York Stock Exchange, or the NYSE, under the symbol “RNF” on November 4, 2011. The following table sets forth the range of high and low closing prices for our common units as reported by the NYSE for the period November 4, 2011 through December 31, 2011:

	High	Low
November 4, 2011 through December 31, 2011	$20.47	$16.22

The approximate number of unitholders of record as of February 29, 2012 was three. Based upon the securities position listings maintained for our common units by registered clearing agencies, we estimate the number of beneficial owners is not less than 7,600.

Our policy is to distribute all of the cash available for distribution which we generate each quarter to our unitholders. Our first distribution will take place following the first calendar quarter of 2012 and will equal cash available for distribution with respect to the period beginning on the closing date of our initial public offering and ending on March 31, 2012. Cash available for distribution for each quarter will be determined by the board of directors of our general partner following the end of each quarter. We expect that cash available for distribution for each quarter will generally equal the cash flow we generate during the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations, and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate. We do not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution or otherwise to reserve cash for distributions, nor do we intend to incur debt to pay quarterly distributions. Any distributions made to our unitholders will be done on a pro rata basis.

The 2012 credit agreement provides that dividends and distributions from us and our operating company are permitted so long as (i) no default or event of default exists or will result therefrom and (ii) our operating company delivers a certificate to the administrative agent under the 2012 credit agreement certifying pro forma compliance with the terms of the 2012 credit agreement, including its financial covenants, as of the date of such dividend or distribution.

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

Purchases of Equity Securities by the Issuer

We did not repurchase any of our common units during the three months ended December 31, 2011, and we do not have any announced or existing plans to repurchase any of our common units.

ITEM 6. SELECTED FINANCIAL DATA

The following tables include selected summary financial data for the three months ended December 31, 2011 and 2010 and each of the last five fiscal years ended September 30. The data below should be read in conjunction with Part II—Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II—Item 8 “Financial Statements and Supplementary Data.”

	Three Months Ended
	December 31,		Fiscal Years Ended September 30,
	2011	2010	2011	2010	2009	2008	2007
		(unaudited)					(unaudited)
	(in thousands, except per unit data, product pricing, $ per MMBtu and on-stream factors)
STATEMENTS OF OPERATIONS DATA
Revenues	$63,014	$42,962	$179,857	$131,396	$186,449	$216,615	$134,419
Cost of sales	$37,460	$26,835	$103,286	$106,020	$125,888	$160,633	$118,510
Gross profit	$25,554	$16,127	$76,571	$25,376	$60,561	$55,982	$15,909
Operating income	$22,648	$14,584	$69,854	$20,389	$55,313	$51,752	$10,219
Other income (expenses), net	$(12,193)	$(7,488)	$(27,513)	$(12,036)	$(8,578)	$(1,779)	$753
Income before income taxes	$10,455	$7,096	$42,341	$8,353	$46,735	$49,973	$10,972
Income tax (benefit) expense	$—	$2,772	$17,415	$3,344	$18,576	$19,875	$4,367
Net income	$10,455	$4,324	$24,926	$5,009	$28,159	$30,098	$6,605
Net income subsequent to initial public offering (November 9, 2011 through December 31, 2011)	$11,331
Net income per common unit—Basic	$0.30
Net income per common unit—Diluted	$0.30
Weighted-average units used to compute net income per common unit:
Basic	38,250
Diluted	38,255

FINANCIAL AND OTHER DATA
Cash flows provided by (used in) operating activities	$(5,979)	$23,717	$83,668	$20,144	$23,867	$61,962	$31,185
Cash flows used in investing activities	$(11,566)	$(2,212)	$(17,386)	$(11,583)	$(12,259)	$(8,260)	$(8,464)
Cash flows provided by (used in) financing activities	$11,009	$(19,818)	$(49,844)	$(10,288)	$(31,215)	$(24,814)	$(943)

KEY OPERATING DATA

Products sold (tons):
Ammonia	55	44	125	153	126	173	145
UAN	65	79	315	294	267	313	275
Products pricing (dollars per ton):

Ammonia	$684	$512	$588	$377	$726	$539	$351
UAN	$307	$193	$269	$180	$267	$308	$209
Production (tons):
Ammonia	63	75	273	267	267	299	270
UAN	68	86	312	287	274	311	269
Natural gas used in production:
Volume (MMBtu)	2,299	2,813	10,303	9,923	10,133	11,086	10,135
Pricing ($ per MMBtu)	$4.71	$4.82	$4.76	$4.95	$5.67	$9.34	$7.17
On-stream factors(1):
Ammonia	83.7%	100.0%	96.4%	91.8%	98.1%	99.5%	94.2%
UAN	84.8%	100.0%	96.4%	92.9%	96.7%	98.4%	94.8%

BALANCE SHEET DATA
Cash and cash equivalents	$44,836	$36,621	$51,372	$34,934	$36,661	$56,268	$27,380
Working capital	$32,113	$(6,350)	$(32,270)	$22,565	$(2,860)	$31,251	$25,974
Construction in progress	$7,062	$4,553	$20,318	$2,474	$6,882	$3,490	$772
Total assets	$130,443	$114,052	$152,408	$108,837	$115,769	$159,552	$108,266
Total long-term liabilities	$277	$68,446	$114,981	$54,549	$7,642	$59,045	$8,062
Total partners’ capital / stockholder’s equity (deficit)	$99,191	$(22,843)	$(76,133)	$20,334	$42,433	$26,118	$70,284

(1)	The respective on-stream factors for the ammonia and UAN plant equal the total days the applicable plant operated in any given period, divided by the total days in that period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Factors Affecting Comparability of Financial Information

Our historical results of operations for the periods prior to the initial public offering may not be comparable with our results of operations for the three months ended December 31, 2011 or in the future for the reasons discussed below.

Corporate Allocations

Prior to the closing of our initial public offering, REMC was consolidated with Rentech’s operations since it was acquired by Rentech in 2006. Our consolidated financial statements included elsewhere in this report reflect REMC on a stand-alone or “carve-out” basis from Rentech for periods prior to our initial public offering. In the consolidated financial statements, corporate overhead costs incurred by Rentech on behalf of REMC were allocated to REMC and are reflected in operating expenses. These costs include the following:

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

On November 9, 2011, the closing date of our initial public offering, we, our general partner and Rentech entered into a services agreement, pursuant to which we and our general partner will obtain certain management and other services from Rentech. Our consolidated financial statements following our initial public offering reflect the impact of the reimbursements we are required to make to Rentech under the services agreement instead of those used for purposes of preparing REMC’s stand-alone financial statements. Under the services agreement, we, our general partner and our operating subsidiary are obligated to reimburse Rentech for (i) all costs, if any, incurred by Rentech or its affiliates in connection with the employment of its employees who are seconded to us and who provide us services under the agreement on a full-time basis, but excluding share-based compensation; (ii) a prorated share of costs incurred by Rentech or its affiliates in connection with the employment of its employees, excluding seconded personnel, who provide us services under the agreement on a part-time basis, but excluding share-based compensation, and such prorated share shall be determined by Rentech on a commercially reasonable basis, based on the estimated percent of total working time that such personnel are engaged in performing services for us; (iii) a prorated share of certain administrative costs, in accordance with the agreement, including office costs, services by outside vendors, other general and administrative costs; and (iv) any taxes (other than income taxes, gross receipt taxes and similar taxes) incurred by Rentech or its affiliates for the services provided under the agreement.

Publicly Traded Limited Partnership Expenses

Our general and administrative expense have increased due to the costs of operating as a publicly traded limited partnership, including costs associated with SEC reporting requirements, annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, work performed by our independent auditors, investor relations activities and registrar and transfer agent services. We estimate that this incremental general and administrative expense will be approximately $3.6 million per year, excluding the costs associated with our initial public offering. Our consolidated financial statements following our initial public offering reflect the impact of this expense, which affect the comparability of our post-offering results with our financial statements from periods prior to the closing of our initial public offering.

Expansion Projects

As discussed in Part I—Item 1A “Business—Expansion Projects,” we have commenced or are evaluating potential projects to expand the production capabilities at our facility. To the extent that we proceed with and complete one or more of these expansion projects, we expect to incur significant costs and expenses for the construction and development of such projects. We expect to finance the costs and expenses of the ammonia capacity expansion project with indebtedness, which will significantly increase our interest expense. We also expect our depreciation expense to increase from additional assets placed into service from the ammonia capacity expansion project. If we finance some or all of the costs and expenses of other expansion projects with indebtedness, then our interest expense could increase significantly. We also would expect our depreciation expense to increase from additional assets placed into service. As a result, our results of operations for periods prior to, during and after the construction of any expansion project may not be comparable.

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

We historically have purchased natural gas in the spot market, through the use of forward purchase contracts, or a combination of both. We historically have used forward purchase contracts to lock in pricing for a portion of our facility’s natural gas requirements. These forward purchase contracts are generally either fixed-price or index-priced, short-term in nature and for a fixed supply quantity. We are able to purchase natural gas at competitive prices due to our connection to Nicor Inc.’s distribution system and its proximity to the Northern Natural Gas interstate pipeline system. Over the past several years, natural gas prices have experienced significant fluctuations, which has had an impact on our cost of producing nitrogen fertilizer. During the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, we spent approximately $10.8 million, $49.2 million, $50.5 million and $57.5 million, respectively, on natural gas, which equaled an average cost per MMBtu of approximately $ 4.71, $4.76, $4.95 and $5.67, respectively.

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

Facility Reliability

Consistent, safe and reliable operations at our facility are critical to our financial performance and results of operations. Unplanned shutdowns of our facility may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned shutdowns, including facility turnarounds, is mitigated through a diligent planning process that takes into account the existing margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. We generally undergo a facility turnaround every two years, which typically lasts 18 to 25 days and costs approximately $3.0 to $5.0 million per turnaround. These costs are expensed as incurred. Our facility underwent a turnaround in October 2009 at a cost of approximately $4.0 million and in September and October of 2011 at a cost of approximately $7.5 million. In many cases, we also perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations. These capital projects are undertaken during turnarounds to minimize disruption to our operations, but are capitalized as property, plant and equipment rather than expensed as turnaround costs. Our maintenance capital expenditures for such projects were $24.5 million, $9.9 million and $12.7 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. Our maintenance capital expenditures totaled approximately $2.5 million and $2.7 million for the three months ended December 31, 2011 and 2010, respectively. As part of the 2011 turnaround, we completed a significant maintenance capital project to replace our existing steam methane reformer tubes, which had been operational since 1980, and made other capital improvements to our facility. Following this maintenance project, we expect that annual maintenance capital expenditures will revert back to their customary levels. See “—Liquidity and Capital Resources—Capital Expenditures.”

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

Cost of Sales

Our cost of sales primarily consists of product shipments and turnaround expenses. Product shipments, the most significant element of cost of sales, primarily consists of natural gas, labor costs and depreciation. Turnaround expenses represent the cost of the planned shut-down of our facility for maintenance, which is done approximately every two years.

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

Business Segments

We operate in one business segment.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

Revenues

	For the Three Months Ended December 31,
	2011	2010
	(unaudited)
	(in thousands)
Revenues:
Product shipments	$62,656	$42,962
Sales of excess inventory of natural gas	358	—

Total revenues	$63,014	$42,962

	For the Three Months Ended December 31, 2011		For the Three Months Ended December 31, 2010
	Tons	Revenue	Tons	Revenue
			(unaudited)
	(in thousands)		(in thousands)
Product Shipments:
Ammonia	55	$37,391	44	$22,828
UAN	65	20,088	79	15,298
Urea (liquid and granular)	7	3,714	7	2,994
CO2	15	433	34	783
Nitric Acid	3	1,030	3	1,059

Total	145	$62,656	167	$42,962

We generate revenue primarily from sales of nitrogen fertilizer products manufactured at our facility and used primarily in corn production. Our facility is designed to produce ammonia, UAN, liquid and granular urea, nitric acid and CO2 using natural gas as a feedstock. Revenues are seasonal based on the planting, growing, and harvesting cycles of customers utilizing nitrogen fertilizer.

Revenues were approximately $63.0 million for the three months ended December 31, 2011 compared to approximately $43.0 million for the three months ended December 31, 2010. This increase was primarily the result of higher prices paid for our products during the three months ended December 31, 2011.

The average sales prices per ton in the three months ended December 31, 2011 as compared with the three months ended December 31, 2010 increased by 34% and 59% for ammonia and UAN, respectively. These increases were due to higher demand caused by a combination of low levels of grain and fertilizer inventories and expectations of higher corn acreage in 2012. These two products comprised approximately 92% and 89%, respectively, of our product sales for three months ended December 31, 2011 and 2010.

Cost of Sales

	For the Three Months Ended December 31,
	2011	2010
		(unaudited)
	(in thousands)
Cost of sales:
Product shipments	$34,024	$26,835
Turnaround expenses	2,957	—
Sales of excess inventory of natural gas	479	—

Total cost of sales	$37,460	$26,835

Cost of sales was approximately $37.5 million for the three months ended December 31, 2011 compared to approximately $26.8 million for the three months ended December 31, 2010. Cost of sales from product shipments was approximately $34.0 million for the three months ended December 31, 2011, compared to approximately $26.8 million for the three months ended December 31, 2010. The increase in cost of sales on product shipments for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 was primarily due to the sale of approximately 12,000 tons of ammonia that were purchased by barge at a cost much higher than the production cost of such ammonia would have been and higher natural gas costs.

Natural gas costs comprised approximately 47% of cost of sales on product shipments for the three months ended December 31, 2011 compared to 53% of cost of sales on product shipments for the three months ended December 31, 2010. Labor costs comprised approximately 14% of cost of sales on product shipments for the three months ended December 31, 2011 compared to approximately 12% of cost of sales on product shipments for the three months ended December 31, 2010. Depreciation expense included in cost of sales was $3.2 million and $2.5 million, respectively, for the three months ended December 31, 2011 and 2010 and comprised approximately 9% of cost of sales on product shipments for each of the three months ended December 31, 2011 and 2010.

Turnaround expenses represent the cost of maintenance during turnarounds, which occur approximately every two years. A facility turnaround occurred in September and October 2011. As a result, during the three months ended December 31, 2011, we incurred turnaround expenses of approximately $3.0 million.

Natural gas, though not purchased for the purpose of resale, is occasionally sold under certain circumstances, such as when contracted quantities received exceed our production requirements or our storage capacity. In these situations, which we refer to as sales of excess inventory of natural gas, the sales proceeds are recorded as revenue and the related cost is recorded as a cost of sales.

Gross Profit

	For the Three Months Ended December 31,
	2011	2010
		(unaudited)
	(in thousands)
Gross profit (loss):
Product shipments	$28,632	$16,127
Turnaround expenses	(2,957)	—
Sales of excess inventory of natural gas	(121)	—

Total gross profit	$25,554	$16,127

Gross profit was approximately $25.6 million for the three months ended December 31, 2011 compared to approximately $16.1 million for the three months ended December 31, 2010. Gross profit margin on product shipments was 46% for the three months ended December 31, 2011 as compared to 38% for the three months ended December 31, 2010. This increase was primarily due to higher sales prices, partially offset by lower margins received on sales of approximately 12,000 tons of ammonia purchased by barge and higher natural gas costs.

Operating Expenses

	For the Three Months Ended December 31,
	2011	2010
		(unaudited)
	(in thousands)
Operating expenses:
Selling, general and administrative	$3,336	$1,431
Depreciation	77	112
Gain on disposal of property, plant and equipment	(507)	—

Total operating expenses	$2,906	$1,543

Operating expenses were approximately $2.9 million for the three months ended December 31, 2011 compared to approximately $1.5 million for the three months ended December 31, 2010. These expenses were primarily comprised of selling, general and administrative expense and depreciation expense which was partially offset by gain on disposal of property, plant and equipment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $3.3 million for the three months ended December 31, 2011 compared to approximately $1.4 million for the three months ended December 31, 2010. This increase was primarily due to approximately $0.5 million in additional payroll of which approximately $0.3 million was payroll costs allocated to us by Rentech, approximately $0.4 million related to publicly traded limited partnership expenses, and an increase in accounting, internal audit, and tax services expenses of approximately $0.8 million due to our change in fiscal year end and becoming a publicly traded limited partnership.

Depreciation. Depreciation expense was approximately $0.1 million for the three months ended December 31, 2011 and 2010. A portion of depreciation expense is associated with assets supporting general and administrative functions and is recorded in operating expense. The majority of depreciation expense, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes.

Gain on Disposal of Property, Plant and Equipment. For the three months ended December 31, 2011, gain on disposal of property, plant and equipment was primarily due to the sale of tubes and catalyst removed during the turnaround in September and October 2011.

Operating Income

	For the Three Months Ended December 31,
	2011	2010
		(unaudited)
	(in thousands)
Operating income (loss):
Product shipments	$25,726	$14,584
Turnaround expenses	(2,957)	—
Sales of excess inventory of natural gas	(121)	—

Total operating income	$22,648	$14,584

Operating income was approximately $22.6 million for the three months ended December 31, 2011 compared to approximately $14.6 million for the three months ended December 31, 2010. Operating income from product shipments was approximately $25.7 million for the three months ended December 31, 2011 compared to approximately $14.6 million for the three months ended December 31, 2010. The increase in income from operations for product shipments was primarily due to higher sales prices, partially offset by lower margins received on sales of approximately 12,000 tons of ammonia purchased by barge, higher natural gas costs and higher operating expenses.

Other Income (Expense), Net

	For the Three Months Ended December 31,
	2011	2010
		(unaudited)
	(in thousands)
Other income (expense), net:
Interest income	$14	$13
Interest expense	(1,947)	(2,912)
Loss on debt extinguishment	(10,263)	(4,593)
Other income, net	3	4

Total other expense, net	$(12,193)	$(7,488)

Net other expense was approximately $12.2 million for the three months ended December 31, 2011 compared to approximately $7.5 million for the three months ended December 31, 2010. The increase in other expense for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 was primarily due to the larger loss on debt extinguishment primarily due to a higher amount of debt issuance costs written off and the payment of a call premium fee of approximately $2.9 million.

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

The average sales prices per ton in the current fiscal year as compared with the prior fiscal year increased by 56% and 49% for ammonia and UAN, respectively. These increases were due to higher demand caused by a combination of low levels of corn and fertilizer inventories and expectations of higher corn acreage in 2011. These two products comprised approximately 88% and 86%, respectively, of our product sales for each of the fiscal years ended September 30, 2011 and 2010.

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

Turnaround expenses represent the cost of maintenance during turnarounds, which occur approximately every two years. A facility turnaround occurred in September and October 2011 and October 2009. As a result, during the fiscal years ended September 30, 2011 and 2010, we incurred turnaround expenses of approximately $4.5 million and $4.0 million, respectively. In October 2011, we expensed additional costs relating to the turnaround.

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

The average sales price per ton decreased by 48% for ammonia and by 33% for UAN in the fiscal year ended September 30, 2010 compared to the respective average sales prices per ton of ammonia and UAN in the fiscal year ended September 30, 2009. These decreases occurred because the prices for a majority of the shipments in the fiscal year ended September 30, 2009 had been determined in product prepayment contracts that were signed when fertilizer prices were at peak levels in 2008. Management believes that the significant decline in prices for nitrogen fertilizer that occurred from the end of 2008 through 2009 was due to, among other things, a substantial drop in corn prices and the price of natural gas, a key input, and weak economic conditions. Sales of ammonia and UAN comprised approximately 86% and 88%, respectively, of our product sales for the fiscal years ended September 30, 2010 and 2009.

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

Turnaround expenses represent the cost of maintenance during turnarounds, which occur approximately every two years. A facility turnaround occurred in October 2009 and some preliminary turnaround activities occurred in September 2009, which did not require the facility to be shut down. As a result, during the fiscal years ended September 30, 2010 and 2009, we incurred turnaround expenses of approximately $4.0 million and $149,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity has historically been cash from operations. We expect to fund our operating needs, including maintenance capital expenditures, from operating cash flow, cash on hand and borrowings under our 2012 revolving credit facility. We believe that our current and expected sources of liquidity will be adequate to fund these operating needs and capital expenditures for the next 12 months. We intend to fund the costs of our ammonia capacity expansion project with borrowings under our capital expenditures facility. In the event that we pursue any other expansion projects or acquisitions, we would likely require external financing. External financing sources for expansion projects and acquisitions could include equity or debt, including loans from Rentech.

Sources of Liquidity

Our Initial Public Offering

On November 9, 2011, we completed our initial public offering of 15,000,000 common units representing limited partner interests at a public offering price of $20.00 per common unit. The common units sold to the public in our initial public offering represent 39.2% of our common units outstanding as of the closing of our initial public offering. RNHI owns the remaining 60.8% of our common units. At the closing of our initial public offering, RNHI contributed its member interests in REMC to us, and REMC converted into a limited liability company named Rentech Nitrogen, LLC, organized under the laws of the State of Delaware. We used cash on hand and proceeds from our initial public offering to pay distributions to Rentech and RNHI totaling approximately $137.0 million, repaid debt, paid expenses of our initial public offering, and retained approximately $50.0 million of cash. Specifically, we (i) used approximately $150.8 million of the net proceeds of our initial public offering to make a capital contribution to our operating company for the repayment in full and termination of our 2011 credit agreement and the payment of related fees and expenses; (ii) used approximately $34.7 million of the net proceeds of our initial public offering to make a distribution to RNHI to reimburse it for expenditures made by our operating company during the two-year period preceding our initial public offering for the expansion and improvement of our facility, including expenditures for preliminary work relating to our operating company’s expansion projects; (iii) used approximately $1.1 million of the net proceeds of our initial public offering for the payment of expenditures related to the replacement of our operating company’s steam methane reformer tubes; (iv) retained approximately $5.5 million of the net proceeds of our initial public offering for the payment of expenditures related to our operating company’s urea expansion and DEF build-out project; (v) used approximately $0.6 million of the net proceeds of our initial public offering for the payment of expenditures related to FEED for our operating company’s ammonia capacity expansion project; (vi) retained approximately $40.0 million of the net proceeds of our initial public offering for general working capital purposes; and (vii) used the balance of the net proceeds of our initial public offering, less unpaid transaction expenses, to make a distribution to RNHI in the amount of approximately $43.5 million. Also, our operating company (i) paid approximately $19.4 million to Rentech and, following such payment, the management services agreement between our operating company and Rentech terminated in accordance with its terms; and (ii) distributed to RNHI approximately $39.3 million which equaled all of our operating company’s cash prior to receipt of the net proceeds of our initial public offering.

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

Credit Agreements

On November 10, 2011 our operating company entered into a $25 million credit agreement, or the 2011 revolving credit agreement, among itself, us, as guarantor, and General Electric Capital Corporation, as administrative agent and lender, pursuant to which our operating company obtained a revolving credit facility, or the 2011 revolving credit facility. The 2011 revolving credit facility was to be used to fund our operating company’s seasonal working capital needs, letters of credit and for general partnership purposes. There were no borrowings under the 2011 revolving credit facility.

On December 28, 2011, Rentech entered into a credit agreement, or the bridge loan agreement, as a lender, with us as guarantor, and our operating company as the borrower. The bridge loan agreement consisted of a commitment by Rentech to lend up to $40.0 million to our operating company until May 31, 2012. The bridge loan was put in place to fund certain costs related to the ammonia capacity expansion project currently being developed by our operating company while more permanent longer term financing was structured and negotiated. Total principal borrowed under the bridge loan was approximately $5.9 million.

On February 28, 2012, our operating company entered into the 2012 credit agreement, among itself, us, as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc., as sole lead arranger and bookrunner, BMO Harris Bank, N.A. as syndication agent, and the lenders party thereto. The 2012 credit agreement amended, restated and replaced the 2011 revolving credit agreement.

The 2012 credit agreement consists of (i) the capital expenditures facility that can be used to pay for capital expenditures related to the ammonia capacity expansion project and for fees and expenses due to the lenders, and (ii) the 2012 revolving credit facility that can be used for seasonal working capital needs, letters of credit and for general purposes.

The 2012 credit agreement has a maturity date of February 27, 2017. Borrowings under the 2012 credit agreement bear interest at a rate equal to an applicable margin plus, at our operating company’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is two business days prior to the first day of such interest period. The applicable margin for borrowings under the 2012 credit agreement is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. Additionally, our operating company is required to pay a fee to the lenders under the capital expenditures facility on the undrawn available portion at a rate of 0.75% per annum and a fee to the lenders under the 2012 revolving credit facility on the undrawn available portion at a rate of 0.50% per annum. Our operating company also is required to pay customary letter of credit fees on issued letters of credit. In the event our operating company reduces or terminates the 2012 credit agreement prior to its third anniversary, our operating company will be required to pay a prepayment premium of 1.0% of the principal amount reduced or terminated, subject to certain exceptions.

The 2012 revolving credit facility includes a letter of credit sublimit of $10 million and it can be drawn on or letters of credit can be issued through the day that is seven days prior to the maturity date. The amounts outstanding under the 2012 revolving credit facility will be required to be reduced to zero (other than outstanding letters of credit) for three periods of ten consecutive business days during each year with each period not less than four months apart, and one period to begin each April.

The capital expenditures facility is available for borrowing until February 27, 2014 and requires amortization payments expected to begin in the spring of 2014. In the first two years of amortization, our operating company must make amortization payments of 10% per year, or 2.5% per quarter, and thereafter, 25% per year, or 6.25% per quarter of the aggregate amount drawn, in each case with the final principal payment due upon maturity.

All obligations of our operating company under the 2012 credit agreement are unconditionally guaranteed by us. All obligations under the 2012 credit agreement and the guarantees of those obligations are secured by substantially all of our operating company’s assets, as well as substantially all our assets (including our equity interest in our operating company).

The 2012 credit agreement also contains customary affirmative and negative covenants and events of default relating to us and our operating company and our respective subsidiaries. The covenants and events of default include, among other things, limitations on the incurrence of indebtedness and liens, the making of investments, the sale of assets and the making of restricted payments. The 2012 credit agreement also contains specific provisions limiting RNHI, the sole member of our general partner, from engaging in certain business activities and owning certain property, and events of default relating to a change in control in the event Rentech ceases to appoint the majority of the board of directors of both RNHI and our general partner. Dividends and distributions from our operating company and us are permitted so long as (1) no default or event of default exists or will result therefrom and (2) our operating company delivers a certificate to the administrative agent under the 2012 credit agreement certifying pro forma compliance with the terms of the 2012 credit agreement, including its financial covenants, as of the date of such dividend or distribution.

In addition, the 2012 credit agreement requires our operating company to comply with certain financial covenants including (1) a maximum Total Leverage Ratio (as defined in the 2012 credit agreement) of 2.5x as of the end of each fiscal quarter for the 12 month period then ending, and (2) maintenance of a minimum Fixed Charge Coverage Ratio (as defined in the 2012 credit agreement) of not less than 1.0x as of the end of each fiscal quarter for the 12 month period then ending.

Upon entry into the 2012 credit agreement, our operating company borrowed approximately $8.5 million under the capital expenditures facility (i) to repay in full outstanding borrowings under the bridge loan of approximately $5.9 million and (ii) to pay fees associated with the 2012 credit agreement of approximately $2.6 million. Our operating company terminated the Bridge Loan Agreement upon entry into the 2012 Credit Agreement.

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

Our maintenance capital expenditures totaled approximately $2.5 million and $2.7 million in the three months ended December 31, 2011 and December 31, 2010, respectively, and $24.5 million and $9.9 million in the fiscal years ended September 30, 2011 and 2010, respectively. Our maintenance capital expenditures are expected to be approximately $4.0 million for the year ending December 31, 2012. Our expansion capital expenditures totaled approximately $1.9 million and $0 in the three months ended December 31, 2011 and December 31, 2010, respectively. Our expansion capital expenditures are expected to be approximately $55.6 million for the year ending December 31, 2012 for expenditures related to our urea expansion and DEF build-out project and our ammonia capacity expansion project. We expect that our urea expansion project and DEF build-out could be completed by the end of 2012 and to collectively cost approximately $6.0 million to complete. We are using a portion of the net proceeds from our initial public offering to fund this project. FEED for our ammonia capacity expansion project was completed in November 2011. We expect that the ammonia expansion project could cost approximately $100.0 million to complete. We have entered into the 2012 credit agreement, which provides for a $135.0 million senior secured credit facility including a $100.0 million capital expenditures facility. With the exception of FEED, which was funded using a portion of the net proceeds from our initial public offering, we intend to use borrowings under the capital expenditures facility to fund the ammonia capacity expansion project.

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

CASH FLOWS

Operating Activities

Revenues were approximately $63.0 million for the three months ended December 31, 2011 compared to approximately $43.0 million for the three months ended December 31, 2010. This increase was primarily the result of higher prices paid for our products during the three months ended December 31, 2011. Deferred revenue decreased $13.8 million during the three months ended December 31, 2011, versus an increase of $17.0 million during the three months ended December 31, 2010. The decrease during the three months ended December 31, 2011 was a result of a high volume of prepaid shipments resulting from the normal seasonality of our business, and due to the fact that few new contracts were signed during the period, as compared to the three months ended December 31, 2010. In comparison, the balance increased during the three months ended December 31, 2010 due to signing a significant number of new contracts during the period, partially offset by the fulfillment of product prepayment contracts during the three months ended December 31, 2010. Revenues were approximately $179.9 million for the fiscal year ended September 30, 2011 compared to approximately $131.4 million for the fiscal year ended September 30, 2010. This increase was primarily the result of higher prices paid for our products during fiscal year ended September 30, 2011, resulting from stronger demand for nitrogen fertilizer products during the period. Deferred revenue increased $19.6 million during the fiscal year ended September 30, 2011, versus a decrease of $3.7 million during the fiscal year ended September 30, 2010. This increase in deferred revenue was due to higher prepaid sales prices in fiscal year 2011 than in fiscal year 2010, and also a higher quantity of ammonia and UAN product presold in fiscal year 2011. The increase in revenues and deferred revenue from fiscal year 2011 to fiscal year 2010 are the primary reasons net cash flow from operating activities increased from $20.1 million in fiscal year 2010 to $83.7 million in fiscal year 2011. Net cash provided by operating activities decreased by $3.7 million from fiscal year 2009, to $20.1 million for fiscal year 2010, primarily due to lower fertilizer sales prices, partially offset by lower natural gas prices. Our profits, operating cash flows and cash available for distribution are subject to changes in the prices of our products and our primary feedstock, natural gas. Our products and feedstocks which are commodities, and, as such, their prices can be volatile in response to numerous factors outside of our control. In addition, the timing of product prepayment contracts and associated cash receipts are factors largely outside of our control that affect our profits, operating cash flows and cash available for distribution.

Net cash used by operating activities for the three months ended December 31, 2011 was approximately $6.0 million. We had net income of $10.5 million for the three months ended December 31, 2011. During this period, we used a portion of the net proceeds from our initial public offering to repay in full the term loans outstanding under our 2011 credit agreement, including approximately $2.9 million to pay the associated prepayment penalty fees. This transaction resulted in a loss on debt extinguishment of $10.3 million. Accounts receivable increased by approximately $2.9 million due to higher sales volumes in the three months ended December 31, 2011 than in the three months ended September 30, 2011, due to normal seasonality of the business and our facility being down for a turnaround during the second half of September 2011. Inventories decreased by approximately $11.2 million due to a high volume of product sales during this quarter, which was due to the normal seasonality of our business. Deferred revenue decreased by approximately $13.8 million as a result of deliveries on product prepayment contracts being higher than the signing of new product prepayment contracts during the period due to the normal seasonality of our business, and due to the fact that few new product prepayment contracts were signed during the period. Accrued liabilities, accrued payroll and other liabilities decreased by approximately $1.6 million due to a large amount of accruals at September 30, 2011 related to turnaround costs.

Net cash provided by operating activities for the three months ended December 31, 2010 was approximately $23.7 million. We had net income of $4.3 million for the three months ended December 31, 2010. During this period, we entered into the second amendment to our 2010 credit agreement and repaid a portion of the principal outstanding under our 2010 credit agreement. This transaction resulted in a loss on the extinguishment of debt of $4.6 million. Accounts receivable increased by approximately $7.0 million due to higher sales volume leading up to December 31, 2010 than up to September 30, 2010, due to normal seasonality of the business and due to a large increase in UAN sales prices beginning in October 2010. Inventories decreased by approximately $1.5 million due to a high volume of product sales during this quarter which was attributable to the normal seasonality of our business. This decrease was less than the decrease we typically experience during this period due to low inventory levels leading into the period, caused by unusually high sales volume the previous summer. Deferred revenue increased by approximately $17.0 million due to a significant number of new contracts that were signed during the period, partially offset by the fulfillment of product prepayment contracts during the three months ended December 31, 2010.

Net cash provided by operating activities for the fiscal year ended September 30, 2011 was approximately $83.7 million. We had net income of $24.9 million for the fiscal year ended September 30, 2011. During this period, we entered into the second amendment to our 2010 credit agreement and repaid a portion of the principal outstanding under our 2010 credit agreement. This transaction resulted in a loss on the extinguishment of debt of $4.6 million. We also entered into our 2011 credit agreement during this period and paid off the outstanding principal balance under our 2010 credit agreement. This transaction resulted in a loss on debt extinguishment of $9.2 million. These two transactions resulted in a total loss on debt extinguishment of $13.8 million. During the fiscal year ended September 30, 2011, we used $8.3 million of proceeds from our 2011 credit agreement to pay the prepayment penalty fee resulting from the prepayment of term loans outstanding under our 2010 credit agreement. During the fiscal year ended September 30, 2011, accounts receivable decreased by $5.0 million, due to having a high volume of summer sales in fiscal year ended September 30, 2010 which increased the September 30, 2010 balance. Accounts payable and accrued liabilities increased by $0.4 million and $4.6 million, respectively, during the fiscal year ended September 30, 2011 due to significant vendor invoices and accruals for turnaround activities in September 2011, as well as for significant capital expenditures during the turnaround. Inventories increased $9.2 million during the fiscal year ended September 30, 2011 due to having more summer sales contracts in fiscal year 2010, whereas in fiscal year 2011, it followed the normal seasonal trend of having more fall sales contracts, requiring high inventory levels at September 30, 2011 to fulfill those contracts. Deferred revenue increased $19.6 million during the fiscal year ended September 30, 2011. The increase was due to higher prepaid sales prices in the fiscal year ended September 30, 2011 than in the fiscal year ended September 30, 2010, and also a higher quantity of ammonia and UAN product presold in the fiscal year ended September 30, 2011.

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

Investing Activities

Net cash used in investing activities was approximately $11.6 million, $2.2 million, $17.4 million, $11.6 million and $12.3 million, respectively, for the three months ended December 31, 2011 and 2010, and the fiscal years ended September 30, 2011, 2010 and 2009. The increase in net additions of $9.4 million for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 was primarily due to capital projects worked as part of the turnaround conducted in September and October of 2011. The increase in net additions of $5.8 million for the fiscal year ended September 30, 2011 compared to the fiscal year ended September 30, 2010 was primarily due to capital projects undertaken during the turnaround which was started in September of 2011. The decrease in net additions of $0.6 million for the fiscal year ended September 30, 2010 compared to the fiscal year ended September 30, 2009 was primarily due to large capital projects for the ammonia plant at our facility, which were started and completed in the fiscal year ended September 30, 2009.

Financing Activities

Net cash provided by (used in) financing activities was approximately $11.0 million and ($19.8 million), respectively, for the three months ended December 31, 2011 and 2010. During the three months ended December 31, 2011, we completed our initial public offering, which raised a total of $300.0 million in gross proceeds, and approximately $276.0 million in net proceeds after deducting underwriting discounts and commissions of $21.0 million and offering expenses of approximately $3.0 million, excluding approximately $1.0 million in offering expenses paid prior to September 30, 2011. We also repaid in full and terminated our 2011 credit agreement, which had an outstanding principal balance of $146.3 million, and made distributions of $117.4 million. During the three months ended December 31, 2010, concurrently with entering into the second amendment to our 2010 credit agreement, we and Rentech entered into a second incremental loan assumption agreement to borrow an additional $52.0 million, with an original issue discount of $1.0 million. We also prepaid $20.0 million of outstanding principal in connection with the second amendment to our 2010 credit agreement, from cash on hand that we had reserved for such purpose, and made $2.5 million in scheduled principal payments. Net cash used in financing activities was approximately $49.8 million, $10.3 million and $31.2 million, respectively, for the fiscal years ended September 30, 2011, 2010 and 2009. During the fiscal year ended September 30, 2011, concurrently with entering into the second amendment to our 2010 credit agreement, we and Rentech entered into a second incremental loan assumption agreement to borrow an additional $52.0 million, with an original issue discount of $1.0 million. We also entered into our 2011 credit agreement pursuant to which we borrowed $150.0 million, $85.4 million of which was used to pay off the outstanding principal balance under our 2010 credit agreement. Additionally, for the fiscal year ended September 30, 2011, in addition to $8.7 million of scheduled principal payments, we prepaid $20.0 million of outstanding principal in connection with the second amendment to our 2010 credit agreement, from cash on hand that we had reserved for such purpose, and $5.0 million as a mandatory prepayment in connection with the $5.0 million dividend paid by us to Rentech. During the fiscal year ended September 30, 2010, we replaced our 2008 credit agreement, which had an outstanding balance of $37.1 million and issuance costs of $0.9 million, with the net proceeds from our 2010 credit agreement, which had an initial principal amount of $62.5 million. Our 2010 credit agreement was amended on July 21, 2010 resulting in the increase of the principal balance to $67.5 million. Our 2010 credit agreement had an aggregate original issue discount amount of $3.1 million. For the fiscal year ended September 30, 2009, we made $15.9 million of payments pursuant to our 2008 credit agreement.

CONTRACTUAL OBLIGATIONS

The following table lists our significant contractual obligations and their future payments at December 31, 2011:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
2011 revolving credit facility (1)	$—	$—	$—	$—	$—
Natural gas (2)	12,337	12,337	—	—	—
Purchase obligations (3)	7,405	7,405	—	—	—
Asbestos removal (4)	277	—	—	—	277
Operating leases	282	240	39	3	—
Gas and electric fixed charges (5)	2,409	913	1,090	406	—

Total	$22,710	$20,895	$1,129	$409	$277

(1)	On November 10, 2011, our operating company entered into the 2011 revolving credit agreement, providing for a $25.0 million senior secured revolving credit facility with a two year maturity, or the 2011 revolving credit facility, and paid associated financing costs of approximately $0.9 million. At December 31, 2011, there were no outstanding borrowings under the 2011 revolving credit facility. On February 28, 2012, our operating company entered into the 2012 credit agreement and paid associated financing costs of approximately $2.6 million. The 2012 revolving credit facility under the 2012 credit agreement replaced and upsized the 2011 revolving credit facility. Borrowings under the 2012 credit agreement bear interest at a variable rate based upon either LIBOR or the lender’s alternative base rate, plus in each case an applicable margin. As of the date of this report, there is approximately $8.5 million outstanding under the 2012 credit agreement.
(2)	As of December 31, 2011, the natural gas purchase contracts included delivery dates through May 31, 2012. Subsequent to December 31, 2011, we entered into additional fixed quantity natural gas supply contracts at fixed and indexed prices for various delivery dates through September 30, 2012. The total MMBtus associated with these additional contracts are approximately 2.7 million and the total amount of the purchase commitments are approximately $7.6 million, resulting in a weighted average rate per MMBtu of approximately $2.80. We are required to make additional prepayments under these purchase contracts in the event that market prices fall below the purchase prices in the contracts.
(3)	The amount presented represents certain open purchase orders with our vendors. Not all of our open purchase orders are purchase obligations, since some of the orders are not enforceable or legally binding on us until the goods are received or the services are provided.
(4)	We have a legal obligation to handle and dispose of asbestos at our facility in a special manner when undergoing major or minor renovations or when buildings at this location are demolished, even though the timing and method of settlement are conditional on future events that may or may not be in our control. As a result, we have developed an estimate for a conditional obligation for this disposal. In addition, we, through our normal repair and maintenance program, may encounter situations in which we are required to remove asbestos in order to complete other work. We applied the expected present value technique to calculate the fair value of the asset retirement obligation for the property and, accordingly, the asset and related obligation for the property have been recorded. Since we own the property and currently have no plans to dispose of the property, the obligation is considered long-term and, therefore, considered to be incurred more than five years after December 31, 2011.
(5)	As part of the gas transportation and electric supply contracts, we must pay monthly fixed charges over the term of the contracts.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any material off-balance sheet arrangements as of December 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS FROM FINANCIAL STATEMENT DISCLOSURES

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

Interest Rate Risk. Between November 10, 2011 and December 31, 2011, there were no borrowings made under the 2011 revolving credit facility. We are exposed to interest rate risks related to the 2012 credit agreement. The borrowings under the 2012 credit agreement bear interest at a rate equal to an applicable margin, plus at RNLLC’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% and (3) the LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period. The applicable margin for borrowings under the 2012 credit agreement is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2011, we had not yet entered into our 2012 credit agreement. However, based upon a hypothetical outstanding balance of $10.0 million under our 2012 credit agreement at December 31, 2011, and assuming interest rates are above the applicable minimum, an increase or decrease by 100 basis points of interest would result in an increase or decrease in annual interest expense of approximately $0.1 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RENTECH NITROGEN PARTNERS, L.P.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Rentech Nitrogen GP, LLC and Unitholders of Rentech Nitrogen Partners, L.P.

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of stockholder’s equity (deficit) / partners’ capital and of cash flows present fairly, in all material respects, the financial position of Rentech Nitrogen Partners, L.P. and its subsidiary at December 31, 2011, and September 30, 2011 and 2010, and the results of their operations and their cash flows for the three month period ended December 31, 2011 and each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our audits (which was an integrated audit as of and for the three months ended December 31, 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 15, 2012

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of December 31,	As of September 30,
	2011	2011	2010
ASSETS
Current assets
Cash	$44,836	$51,372	$34,934
Accounts receivable, net of allowance for doubtful accounts of $0 at December 31, 2011, September 30, 2011 and 2010	7,428	4,617	9,578
Receivable from general partner	72	—	—
Inventories	4,991	16,512	6,966
Deposits on gas contracts	2,807	1,399	2,353
Prepaid expenses and other current assets	1,712	3,072	958
Debt issuance costs	468	2,316	1,548
Other receivables, net	774	553	91
Deferred income taxes	—	1,449	91

Total current assets	63,088	81,290	56,519
Property, plant and equipment, net	59,348	44,950	48,783
Construction in progress	7,062	20,318	2,474
Other assets
Debt issuance costs	404	5,309	1,061
Other assets	541	541	—

Total other assets	945	5,850	1,061

Total assets	$130,443	$152,408	$108,837

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT) / PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$3,201	$7,413	$2,426
Payable to general partner	904	—	—
Accrued payroll and benefits	1,429	2,009	1,284
Accrued liabilities	5,110	11,495	2,913
Deferred revenue	20,331	34,081	14,473
Due to parent company	—	20,073	—
Accrued interest	—	41	23
Term loan	—	38,448	12,835

Total current liabilities	30,975	113,560	33,954

Long-term liabilities
Term loan, net of current portion	—	107,802	48,040
Deferred income taxes	—	6,911	6,272
Other	277	268	237

Total long-term liabilities	277	114,981	54,549

Total liabilities	31,252	228,541	88,503

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock — $100 par value; 120,000 shares authorized; no shares issued and outstanding at September 30, 2011 and 2010	—	—	—
Series A preferred stock — $100 par value; 30,000 shares authorized; no shares issued and outstanding at September 30, 2011 and 2010	—	—	—
Common stock — no par value; 1,000 shares authorized; 985 shares issued and outstanding at September 30, 2011 and 2010	—	—	—
Additional paid-in capital		70,773	70,773
Receivable from parent company	—	—	(114,158)
Retained earnings (accumulated deficit)	—	(146,906)	63,719

Total stockholder’s equity (deficit)	—	(76,133)	20,334

Partners’ capital
Common unitholders — 38,250,000 units issued and outstanding at December 31, 2011	99,191	—	—
General partner’s interest	—	—	—

Total partners’ capital	99,191	—	—

Total liabilities and stockholder’s equity / partners’ capital	$130,443	$152,408	$108,837

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Operations

(Amounts in thousands, except per unit data)

	For the Three Months Ended December 31,		For the Fiscal Years Ended September 30,
	2011	2010	2011	2010	2009
		(unaudited)
Revenues	$63,014	$42,962	$179,857	$131,396	$186,449
Cost of sales	37,460	26,835	103,286	106,020	125,888

Gross profit	25,554	16,127	76,571	25,376	60,561

Operating expenses
Selling, general and administrative expense	3,336	1,431	5,786	4,497	4,758
Depreciation	77	112	409	439	403
Loss on impairment	—	—	—	95	—
(Gain) loss on disposal of property, plant and equipment	(507)	—	522	(44)	87

Total operating expenses	2,906	1,543	6,717	4,987	5,248

Operating income	22,648	14,584	69,854	20,389	55,313

Other income (expense), net
Interest income	14	13	51	57	190
Interest expense	(1,947)	(2,912)	(13,752)	(9,859)	(8,481)
Loss on debt extinguishment	(10,263)	(4,593)	(13,816)	(2,268)	—
Other income (expense), net	3	4	4	34	(287)

Total other expense, net	(12,193)	(7,488)	(27,513)	(12,036)	(8,578)

Income before income taxes	10,455	7,096	42,341	8,353	46,735
Income tax (benefit) expense	—	2,772	17,415	3,344	18,576

Net income	$10,455	$4,324	$24,926	$5,009	$28,159

Net income subsequent to initial public offering (November 9, 2011 through December 31, 2011)	$11,331

Net income per common unit—Basic	$0.30
Net income per common unit—Diluted	$0.30

Weighted-average units used to compute net income per common unit:
Basic	38,250
Diluted	38,255

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Stockholder’s Equity (Deficit) / Partners’ Capital

(Amounts in thousands)

	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX
			Additional	Receivable from	Retained Earnings	Total	Number of			Total
	Common Stock		Paid-in	Parent	(Accumulated	Stockholders’	Common	Common	General	Partners’
	Shares	Amount	Capital	Company	Deficit)	Equity	Units	Unitholders	Partner	Capital
Balance, September 30, 2008	985	$—	$70,773	$(75,206)	$30,551	$26,118	—	$—	$—	$—
Net advances to parent company	—	—	—	(11,844)	—	(11,844)	—	—	—	—
Net income	—	—	—	—	28,159	28,159	—	—	—	—

Balance, September 30, 2009	985	$—	$70,773	$(87,050)	$58,710	$42,433	—	$—	$—	$—

Net advances to parent company	—	—	—	(27,108)	—	(27,108)	—	—	—	—
Net income	—	—	—	—	5,009	5,009	—	—	—	—

Balance, September 30, 2010	985	$—	$70,773	$(114,158)	$63,719	$20,334	—	$	$	$

Dividends paid	—	—	—	112,740	(235,551)	(122,811)	—	—	—	—
Net advances from parent company	—	—	—	1,418	—	1,418	—	—	—	—
Initial contribution to RNP	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	24,926	24,926	—	—	—	—

Balance, September 30, 2011	985	$—	$70,773	$—	$(146,906)	$(76,133)	—	$—	$—	$—

Deferred tax adjustment	—	—	—	—	5,462	5,462	—	—	—	—
Net loss attributable to the period from October 1, 2011 through November 8, 2011			—	—	(876)	(876)	—	—	—	—
Contribution to RNP for common units	(985)	—	(70,773)	—	142,320	71,547	23,250	—	(71,547)	(71,547)
Contribution through reduction of due to parent company	—	—	—	—	—	—	—	—	1,678	1,678
Transfer equity to limited partners	—	—	—	—	—	—	—	(187,295)	187,295	—
Issuance of common units to public, net of offering and other costs	—	—	—	—	—	—	15,000	275,092	—	275,092
Distributions	—	—	—	—	—	—	—	—	(117,426)	(117,426)
Unit-based compensation expense	—	—	—	—	—	—		63		63
Net income attributable to the period from November 9, 2011 through December 31, 2011	—	—	—	—	—	—	—	11,331	—	11,331

Balance, December 31, 2011	—	$—	$—	$—	$—	$—	38,250	$99,191	$—	$99,191

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Three Months Ended December 31,		For the Fiscal Years Ended September 30,
	2011	2010	2011	2010	2009
		(unaudited)
Cash flows from operating activities
Net income	$10,455	$4,324	$24,926	$5,009	$28,159
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	3,287	2,600	10,021	10,544	8,683
Utilization of spare parts	309	380	1,698	1,521	1,676
Non-cash interest expense	357	496	1,632	2,907	2,938
Loss on debt extinguishment	10,263	4,593	13,816	2,268	—
Premiums on early payment of debt	—	—	—	—	452
Deferred income taxes	—	—	(718)	(2,846)	243
Payment of call premium fee	(2,933)	—	(8,261)	—	—
Other	(435)	8	376	78	87
Changes in operating assets and liabilities:
Accounts receivable	(2,883)	(7,034)	4,962	(861)	3,811
Property insurance claim receivable	—	—	—	1,795	(1,795)
Other receivables	194	91	(137)	(82)	17
Inventories	11,164	1,451	(9,218)	4,655	5,278
Deposits on gas contracts	(1,409)	303	955	(1,629)	17,644
Prepaid expenses and other assets	161	(482)	(1,118)	1,853	1,588
Accounts payable	(682)	266	402	87	(516)
Deferred revenue	(13,750)	17,028	19,608	(3,730)	(44,605)
Due to parent company	(18,395)	—	20,073	—	—
Accrued interest	(41)	10	18	(414)	(138)
Accrued liabilities, accrued payroll and other	(1,641)	(317)	4,633	(1,011)	345

Net cash provided by (used in) operating activities	(5,979)	23,717	83,668	20,144	23,867

Cash flows from investing activities
Purchase of property, plant, equipment and construction in progress	(11,656)	(2,212)	(17,411)	(11,597)	(12,259)
Proceeds from disposal of property, plant and equipment	90	—	25	14	—

Net cash used in investing activities	(11,566)	(2,212)	(17,386)	(11,583)	(12,259)

Cash flows from financing activities
Proceeds from initial public offering, net of costs	276,007	—	—	—	—
Proceeds from term loan, net of original issue discount	—	50,960	200,960	64,425	—
Retirement of term loan, including costs	(146,250)	—	(85,383)	(38,040)	—
Payment of debt issuance costs	(904)	(290)	(8,747)	(4,060)	(498)
Payments on premiums of early payments of debt	—	—	—	—	(452)
Payments on term loan	—	(22,522)	(33,658)	(4,209)	(15,888)
Payments on notes payable for financed insurance premiums	(418)	(465)	(1,623)	(1,296)	(575)
Payment of dividends	(117,426)	(50,857)	(122,811)	—	—
Net receipts from (advances to) parent company	—	3,356	1,418	(27,108)	(13,802)

Net cash provided by (used in) financing activities	11,009	(19,818)	(49,844)	(10,288)	(31,215)

Increase (decrease) in cash	(6,536)	1,687	16,438	(1,727)	(19,607)
Cash and cash equivalents, beginning of period	51,372	34,934	34,934	36,661	56,268

Cash and cash equivalents, end of period	$44,836	$36,621	$51,372	$34,934	$36,661

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Cash Flows—Continued

(Amounts in thousands)

For the three months ended December 31, 2011 and 2010 and the fiscal years ended September 30, 2011, 2010 and 2009, the Company made certain cash payments as follows:

	For the Three Months Ended December 31,		For the Fiscal Years Ended September 30,
	2011	2010	2011	2010	2009
		(unaudited)
Cash payments of interest	$1,631	$2,406	$12,102	$7,366	$5,681

Excluded from the statements of cash flows were the effects of certain non-cash financing and investing activities as follows:

	For the Three Months Ended December 31,		For the Fiscal Years Ended September 30,
	2011	2010	2011	2010	2009
		(unaudited)
Purchase of insurance policies financed with notes payable	$679	$428	$1,537	$1,547	$1,150
Receivable from parent company reclassified as dividend	—	—	112,740	—	—
Receivable for sales of property, plant and equipment in other receivables	741	—	325	—	—
Consideration received for warrants – non-cash contribution from Rentech	—	—	—	—	1,577
Purchase of insurance policies financed by Rentech	—	—	—	—	381
Record asset retirement obligation asset and liability	—	—	—	—	210
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	2,329	792	9,605	261	2,008
Deferred taxes written off through retained earnings	5,462	—	—	—	—
Capital contribution through reduction of due to parent company	1,678	—	—	—	—
Prepaid IPO costs offset against proceeds of IPO	3,907	—	—	—	—
IPO costs in accrued liabilities	72	—	—	—	—

See Accompanying Notes to Consolidated Financial Statements

Note 1 — Description of Business

Description of Business

Rentech Nitrogen Partners, L.P. (“RNP”, “we”, or “the Partnership”) owns and operates a nitrogen fertilizer manufacturing plant that uses natural gas as its feedstock. RNP’s plant, located in East Dubuque, Illinois (the “Plant”), manufactures and sells within the corn-belt region of the United States natural gas-based nitrogen fertilizer and industrial products including ammonia, urea ammonium nitrate, urea granule and urea solution, nitric acid, and liquid carbon dioxide.

In fiscal years 2009, 2010 and 2011, Rentech Energy Midwest Corporation (“REMC” or “the Company”), the predecessor of RNP, was a wholly-owned subsidiary of Rentech, Inc. (“Rentech”). On November 9, 2011, the Partnership completed its initial public offering (the “Offering”) of 15,000,000 common units representing limited partner interests at a public offering price of $20.00 per common unit. The common units sold to the public in the Offering represent 39.2% of the Partnership common units outstanding as of the closing of the Offering. Rentech Nitrogen Holdings, Inc. (“RNHI”), Rentech’s indirect wholly-owned subsidiary, owns the remaining 60.8% of the Partnership common units and Rentech Nitrogen GP, LLC (the “General Partner”), RNHI’s wholly-owned subsidiary, owns 100% of the non-economic general partner interest in us. The Partnership’s assets consist of all of the equity interests of REMC, which owns the Plant. At the Offering, REMC was converted into a limited liability company, Rentech Nitrogen, LLC (“RNLLC”).

Change in Fiscal Year End

On February 1, 2012, the board of directors of the General Partner approved a change in the Partnership’s fiscal year end from September 30 to December 31. As a result of this change, the Partnership is filing a Transition Report on Form 10-K for the three-month transition period ended December 31, 2011. References to any of our fiscal years mean the fiscal year ending September 30 of that calendar year. Financial information in these notes with respect to the three months ended December 31, 2010 is unaudited.

Note 2 — Summary of Certain Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Presentation

Prior to the closing of the Offering, REMC was consolidated with Rentech’s operations since it was acquired by Rentech in 2006. During that time REMC benefitted from certain corporate services provided by Rentech. These consolidated financial statements reflect REMC on a stand-alone or “carve-out” basis from Rentech for the period prior to the Offering and certain corporate overhead costs were allocated to REMC and certain transactions between the Company and Rentech were re-categorized as if REMC were a standalone entity. Management believes that the method used to allocate the corporate overhead costs is reasonable and reflects management’s estimate of what the expenses would have been on a stand-alone basis for REMC.

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

Subsequent Events

The Partnership has evaluated events, if any, which occurred subsequent to December 31, 2011 through the date these financial statements were issued, to ensure that such events have been properly reflected in these statements.

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

Revenue Recognition

Revenues from our nitrogen products are recognized when customers take ownership upon shipment from the Plant or its leased facility and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of a sale arrangement exists and the sales price is fixed or determinable. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and customer disputes to determine whether collectability is reasonably assured. If collectability is not considered reasonably assured at the time of sale, the Partnership does not recognize revenue until collection occurs.

Natural gas, though not purchased for the purpose of resale, is occasionally sold when contracted quantities received are in excess of production and storage capacities, in which case the sales price is recorded in revenues and the related cost is recorded in cost of sales. Natural gas is also sold with a simultaneous gas purchase in order to receive an economic benefit that reduces raw material cost, in which case the net of the sales price and the related cost of sales are recorded within cost of sales.

On April 26, 2006, Rentech’s subsidiary, Rentech Development Corporation (“RDC”), entered into a Distribution Agreement (the “Distribution Agreement”) with Royster-Clark Resources, LLC, who subsequently assigned the agreement to Agrium U.S.A., Inc. (“Agrium”), and RDC similarly assigned the agreement to REMC, prior to its conversion into RNLLC. The Distribution Agreement is for a 10 year period, subject to renewal options. Pursuant to the Distribution Agreement, Agrium is obligated to use commercially reasonable efforts to promote the sale of, and solicit and secure orders from its customers for nitrogen fertilizer products manufactured at the Plant, and to purchase from RNLLC nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time. Under the Distribution Agreement, Agrium is appointed as the exclusive distributor for the sale, purchase and resale of nitrogen products manufactured at the Plant. Sale terms are negotiated and approved by RNLLC. Agrium bears the credit risk on products sold through Agrium pursuant to the Distribution Agreement. If an agreement is not reached on the terms and conditions of any proposed Agrium sale transaction, RNLLC has the right to sell to third parties provided the sale is on the same timetable and volumes and at a price not lower than the one proposed by Agrium. For the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, the Distribution Agreement accounted for 92%, 83%, 80%, and 85%, respectively, of net revenues from continuing operations. Receivables from Agrium accounted for 83%, 77% and 86% of the total accounts receivable balance of the Partnership as of December 31, 2011 and September 30, 2011 and 2010, respectively. RNP negotiates sales with other customers and these transactions are not subject to the terms of the Distribution Agreement.

Under the Distribution Agreement, RNLLC pays commissions to Agrium not to exceed $5 million during each contract year on applicable gross sales during the first 10 years of the agreement. The commission rate was 2% during the first year of the agreement and increased by 1% on each anniversary date of the agreement up to the current maximum rate of 5%. For the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, the effective commission rate associated with sales under the Distribution Agreement was 2.6%, 4.3%, 4.2% and 2.3%, respectively.

RNP derives substantially all of its revenues and cash flows from the production and sale of nitrogen fertilizers, and it sells a majority of its nitrogen products to customers located in its core market. RNP sold over 90% of its nitrogen products to customers for agricultural uses during the three months ended December 31, 2011 and for each of the fiscal years ended September 30, 2011, 2010 and 2009. RNP generally does not have long-term minimum sales contracts with any of its customers.

Deferred Revenue

The Partnership records a liability for deferred revenue to the extent that payment has been received under product prepayment contracts, which create obligations for delivery of product within a specified period of time in the future. The terms of these product prepayment contracts require payment in advance of delivery. The Partnership recognizes revenue related to the product prepayment contracts and relieves the liability for deferred revenue when products are shipped. A significant portion of the revenue recognized during any period may be related to product prepayment contracts, for which cash was collected during an earlier period, with the result that a significant portion of revenue recognized during a period may not generate cash receipts during that period. As of December 31, 2011, September 30, 2011 and 2010, deferred revenue was $20,331,000, $34,081,000 and $14,473,000, respectively.

Cost of Sales

Cost of sales are comprised of manufacturing costs related to the Partnership’s nitrogen fertilizer and industrial products. Cost of sales expenses include direct materials such as natural gas, direct labor, indirect labor, employee fringe benefits, depreciation on plant machinery and other costs, including shipping and handling charges incurred to transport products sold.

The Partnership enters into short-term contracts to purchase physical supplies of natural gas in fixed quantities at both fixed and indexed prices. We anticipate that we will physically receive the contract quantities and use them in the production of fertilizer and industrial products. We believe it is probable that the counterparties will fulfill their contractual obligations when executing these contracts. Natural gas purchases, including the cost of transportation to the Plant, are recorded at the point of delivery into the pipeline system.

Accounting for Derivative Instruments

We elect the normal purchase normal sale exemption for our derivative instruments. As such, we do not recognize the unrealized gains or losses related to these derivative instruments in our financial statements.

Cash

The Partnership has various checking and savings accounts with major financial institutions. At times balances with these financial institutions may be in excess of federally insured limits.

Accounts Receivable

Trade receivables are initially recorded at fair value based on the sale of goods to customers and are stated net of allowances.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Partnership’s best estimate of probable losses inherent in the accounts receivable balance. The Partnership determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The Partnership reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventories

Inventories consist of raw materials and finished goods. The primary raw material in the production of nitrogen products is natural gas. Raw materials also include certain chemicals used in the manufacturing process. Finished goods include the nitrogen products stored at the Plant that are ready for shipment along with any inventory that may be stored at a remote facility. The Partnership allocates fixed production overhead costs to inventory based on the normal capacity of its production facilities and unallocated overhead costs are recognized as expense in the period incurred. At December 31, 2011, September 30, 2011 and 2010, inventories on the balance sheets included depreciation of $456,000, $836,000 and $513,000, respectively.

Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. The estimated net realizable value is based on customer orders, market trends and historical pricing. On at least a quarterly basis, the Partnership performs an analysis of its inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value.

Deposits on Gas Contracts

The Partnership enters into forward contracts with fixed delivery prices to purchase portions of the natural gas required to produce fertilizer for the Partnership’s nitrogen fertilizer business. Some of the forward contracts require the Partnership to pay a deposit for the natural gas at the time of contract signing, and all of the contracts require deposits in the event that the market price for natural gas falls after the date of the contract to a price below the fixed price in the contracts.

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

Significant renewals and betterments are capitalized. Costs of maintenance and repairs are expensed as incurred. Approximately every two years, RNP incurs turnaround expenses which represent the cost of shutting down the Plant for planned maintenance. Such costs are expensed as incurred. When property, plant and equipment is retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operating expenses.

Spare parts are maintained by RNP to reduce the length of possible interruptions in plant operations from an infrastructure breakdown at the Plant. The spare parts may be held for use for many years before the spare parts are used. As a result, they are capitalized as a fixed asset at cost and are depreciated on a straight-line basis over the useful life of the related equipment until the spare parts are installed. When spare parts are utilized, the net book values of the assets are charged to earnings as a cost of sale. Periodically, the spare parts are evaluated for obsolescence and impairment and if the value of the spare parts is impaired, it is charged against earnings.

Long-lived assets and construction in progress are reviewed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the asset’s fair value.

The Partnership capitalizes certain direct development costs associated with internal-use software, including external direct costs of material and services, and payroll costs for employees devoting time to software implementation projects. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

Grants that compensate the Partnership for the cost of property, plant and equipment are recorded as a reduction to the cost of the related asset and are recognized over the useful life of the asset by reducing depreciation expense.

Construction in Progress

We also capitalize costs for improvements to the existing machinery and equipment at our facility and certain costs associated with our information technology initiatives. We do not depreciate construction in progress costs until the underlying assets are placed into service.

Income Taxes

The Partnership and RNLLC are not directly subject to federal and state income taxes. Instead, their taxable income or loss is allocated to their individual partners.

The description that follows relates to REMC prior to the offering. REMC was not a separate tax-paying entity. REMC was included in Rentech’s consolidated federal and certain state income tax groups for income tax reporting purposes and was responsible for its separate company income taxes calculated upon its taxable income at a current estimate of the annual effective tax rate. On a separate return basis, the Company had income taxes payable owed to Rentech.

The Company accounted for income taxes in accordance with applicable accounting guidance. Such accounting guidance requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards.

The realization of deferred income tax assets is dependent on the generation of taxable income in appropriate jurisdictions during the periods in which those temporary differences are deductible. Management considered the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in determining the amount of the valuation allowance. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management determined if it were more likely than not that the Company would have realized the benefits of these deductible differences. As of December 31, 2011, the most significant factor considered in determining the realizability of these deferred tax assets was our profitability over the past three years. Management believes that at this point in time, it is more likely than not that the deferred tax assets would have been realized.

Accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance requires that the Company recognize in its financial statements, only those tax positions that are “more-likely-than-not” of being sustained, based on the technical merits of the position. The Company had performed a comprehensive review of its material tax positions in accordance with accounting guidance and had determined that no uncertain tax positions existed.

In accordance with its accounting policy, the Company recognized accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Since the Company had no uncertain tax positions, no interest or penalties have been accrued related to uncertain tax positions in the balance sheet or statement of operations. The Company was subject to examination for federal and Illinois income taxes for the tax years ended September 30, 2007 through September 30, 2009.

While management believes the Company had adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax regulations. Additionally, the recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Accordingly, additional provisions on federal and state tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Net Income Per Common Unit

The net income per common unit on the Consolidated Statement of Operations are based on net income of the Partnership after the closing of the Offering on November 9, 2011 through December 31, 2011, since this is the amount of net income that is attributable to the newly issued common units. The Partnership’s net income is allocated wholly to the common unitholders since the General Partner has a non-economic interest.

Basic income per common unit is calculated by dividing net income by the weighted average number of common units outstanding for the period. Diluted net income per common unit is calculated by dividing net income by the weighted average number of common units outstanding plus the dilutive effect, calculated using the “treasury stock” method for the unvested phantom units. For the three months ended December 31, 2011, there were no phantom units excluded from the calculation of diluted net income per common unit.

Quarterly Distributions of Available Cash

The Partnership’s first distribution will take place following the first calendar quarter of 2012 and will include cash available for distribution with respect to the period beginning on the date of the closing of the Offering, November 9, 2011, and ending on March

31, 2012. The Partnership’s policy is to distribute all of the cash available for distribution which it generates each quarter. Cash available for distribution for each quarter will be determined by the board of directors of the General Partner following the end of each quarter. The Partnership expects that cash available for distribution for each quarter will generally equal the cash flow it generates during the quarter, less cash needed for maintenance capital expenditures, debt service (if any) and other contractual obligations, and reserves for future operating or capital needs that the board of directors of the General Partner deems necessary or appropriate. The Partnership does not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in its quarterly distribution or otherwise to reserve cash for distributions, nor does it intend to incur debt to pay quarterly distributions. The Partnership has no legal obligation to pay distributions. Distributions are not required by the Partnership’s partnership agreement and the Partnership’s distribution policy is subject to change at any time at the discretion of the board of directors of the General Partner. Any distributions made by the Partnership to its unitholders will be done on a pro rata basis.

Related Parties

On November 9, 2011, the closing date of the Offering, the Partnership, the General Partner and Rentech entered into a services agreement, pursuant to which the Partnership and the General Partner will obtain certain management and other services from Rentech. The Partnership’s consolidated financial statements following the Offering reflect the impact of the reimbursements the Partnership is required to make to Rentech under the services agreement instead of those used for purposes of preparing REMC’s stand-alone financial statements. Under the services agreement, the Partnership, the General Partner and RNLLC are obligated to reimburse Rentech for (i) all costs, if any, incurred by Rentech or its affiliates in connection with the employment of its employees who are seconded to the Partnership and who provide the Partnership services under the agreement on a full-time basis, but excluding share-based compensation; (ii) a prorated share of costs incurred by Rentech or its affiliates in connection with the employment of its employees, excluding seconded personnel, who provide the Partnership services under the agreement on a part-time basis, but excluding share-based compensation, and such prorated share shall be determined by Rentech on a commercially reasonable basis, based on the estimated percent of total working time that such personnel are engaged in performing services for the Partnership; (iii) a prorated share of certain administrative costs, in accordance with the agreement, including office costs, services by outside vendors, other general and administrative costs; and (iv) any taxes (other than income taxes, gross receipt taxes and similar taxes) incurred by Rentech or its affiliates for the services provided under the agreement.

Recent Accounting Pronouncements

In May 2011, the FASB issued guidance clarifying previous guidance related to fair value measurement. This guidance is effective during interim and annual periods beginning after December 15, 2011. It is effective for the Partnership’s interim period beginning on January 1, 2012. Early application is not permitted. The adoption of this guidance is not expected to have a material impact on the Partnership’s financial position, results of operations or disclosures.

Note 3 — Inventories

Inventories consisted of the following:

	$,00000	$,00000	$,00000
	As of December 31,	As of September 30,
	2011	2011	2010
		(in thousands)
Finished goods	$4,567	$16,020	$6,338
Raw materials	424	492	628

Total inventory	$4,991	$16,512	$6,966

Note 4 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of December 31,	As of September 30,
	2011	2011	2010
		(in thousands)
Land and land improvements	$1,281	$1,281	$1,210
Buildings and building improvements	5,140	5,140	5,352
Machinery and equipment	94,929	77,822	73,967
Furniture, fixtures and office equipment	57	57	57
Computer equipment and computer software	2,053	1,998	1,964
Vehicles	125	125	125
Conditional asset (asbestos removal)	210	210	210

	103,795	86,633	82,885
Less accumulated depreciation	(44,447)	(41,683)	(34,102)

Total depreciable property, plant and equipment, net	$59,348	$44,950	$48,783

The Partnership has a legal obligation to handle and dispose of asbestos at its Plant in a special manner when undergoing major or minor renovations or when buildings at this location are demolished, even though the timing and method of settlement are conditional on future events that may or may not be in its control. As a result, the Partnership has developed an estimate for a conditional obligation for this disposal. In addition, the Partnership, through its normal repair and maintenance program, may encounter situations in which it is required to remove asbestos in order to complete other work. The Partnership applied the expected present value technique to calculate the fair value of the asset retirement obligation for the property and, accordingly, the asset and related obligation for the property have been recorded. In accordance with the applicable guidance, the liability is increased over time and such increase is recorded as accretion expense. The liability at December 31, 2011, September 30, 2011 and 2010 was $277,000, $268,000 and $237,000, respectively. The accretion expense for the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009 was $9,000, $31,000, $27,000 and $0, respectively.

Note 5 — Debt

The Partnership’s debt obligations at December 31, 2011 consist of short-term notes payable, a $25.0 million revolving credit facility and a bridge loan. At December 31, 2011, there were no outstanding advances under the revolving credit facility and the bridge loan. REMC’s debt obligations at September 30, 2011 and 2010 consisted of short-term notes payable and a term loan.

Short-term Notes Payable

The Partnership, through Rentech, enters into non-collateralized short-term notes payable to finance insurance premiums. During the fiscal year ended September 30, 2010, REMC entered into non-collateralized short-term notes payable to finance insurance premiums totaling $1,547,000. The notes payable bore interest between 2.55% and 3.28% with monthly payments of principal and interest and a scheduled maturity date in March 2011. The balance due as of September 30, 2010 was $821,000 which was included in accrued liabilities. During the fiscal year ended September 30, 2011, REMC entered into non-collateralized short-term notes payable to finance insurance premiums totaling $1,537,000. The notes payable bear interest between 2.55% and 3.04% with monthly payments of principal and interest and a scheduled maturity date in March 2012. The balance due as of September 30, 2011 and December 31, 2011 were $739,000 and $370,000, respectively, which was included in accrued liabilities. During the three months ended December 31, 2011, the Partnership entered into non-collateralized short-term note payable to finance insurance premiums totaling $679,000. The note payable bears interest at 3.04% with monthly payments of principal and interest and a scheduled maturity date in September 2012. The balance due as of December 31, 2011 was $630,000 which was included in accrued liabilities.

Term Loans

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

The Second Amendment was accounted for as an extinguishment of debt, taking into consideration the change in future cash flows after this amendment and amendments in the preceding 12 months. As a result, for the fiscal year ended September 30, 2011, a loss on extinguishment of debt, related to the Second Amendment, of $4.6 million was recorded in the statements of operations. The 2011 Credit Agreement was also accounted for as an extinguishment of debt. As a result, for the fiscal year ended September 30, 2011, a loss on extinguishment of debt, related to the entry into the 2011 Credit Agreement and repayment of the 2010 Credit Agreement, of $9.2 million was recorded in the statements of operations, resulting in a total loss on debt extinguishment, related to the Second Amendment and the 2011 Credit Agreement, of $13.8 million. On November 9, 2011, a portion of the proceeds of the Offering were used to repay in full the term loans outstanding under the 2011 Credit Agreement. As a result, for the three months ended December 31, 2011 a loss on debt extinguishment was recorded for $10.3 million.

Long-term debt consists of the following:

	As of December 31,	As of September 30,
	2011	2011	2010
		(in thousands)
Face value of term loan under the credit agreements	$—	$146,250	$63,291
Less unamortized discount	—	—	(2,416)

Book value of term loan under the credit agreements	—	146,250	60,875
Less current portion	—	(38,448)	(12,835)

Term loan, long term portion	$—	$107,802	$48,040

2011 Revolving Credit Facility

On November 9, 2011, the borrowings outstanding under the 2011 Credit Agreement were repaid in full in connection with the Offering. On November 10, 2011, the Partnership and RNLLC entered into a credit agreement (the “2011 Revolving Credit Agreement”), providing for a $25.0 million senior secured revolving credit facility with a two year maturity (the “2011 Revolving Credit Facility”) and paid associated financing costs of approximately $0.9 million. The 2011 Revolving Credit Facility included a letter of credit sublimit of up to $2.5 million for issuance of letters of credit. The borrowings under the 2011 Revolving Credit Facility would have borne interest at a rate equal to an applicable margin plus, at the Partnership’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% and (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period. The applicable margin for borrowings under the 2011 Revolving Credit Facility was 3.25% with respect to base rate borrowings and 4.25% with respect to LIBOR borrowings. Additionally, the Partnership was required to pay a fee to the lenders under the 2011 Revolving Credit Facility on the unused amount at a rate of 0.5% per annum. The Partnership was also required to pay customary letter of credit fees on issued letters of credit. In the event the Partnership reduced or repaid in full any borrowings outstanding under the 2011 Revolving Credit Facility prior to its first anniversary, it was required to pay a prepayment premium of 2.0% of the principal amount repaid, subject to certain exceptions. The 2011 Revolving Credit Facility was available to fund the Partnership’s seasonal working capital needs, letters of credit and for general partnership purposes. There were never any borrowings made under the 2011 Revolving Credit Facility.

Bridge Loan

On December 28, 2011 RNLLC (the “Borrower”) entered into a credit agreement among itself, the Partnership as guarantor, and Rentech, a holder of 60.8% of the outstanding common units of the Partnership, as the Lender (the “Bridge Loan Agreement”). The Bridge Loan Agreement consisted of a commitment by Rentech to lend up to $40.0 million to the Borrower until May 31, 2012 (the “Bridge Loan”). The Partnership entered into the Bridge Loan to fund certain capital expenditures and construction costs relating to its ammonia capacity expansion project until a term loan facility for the cost of the entire project could be put in place.

In connection with the Bridge Loan, the Borrower also entered into a First Amendment to Credit Agreement, dated as of December 28, 2011 (the “First Amendment”) among itself, the Partnership as guarantor, and General Electric Capital Corporation, as administrative agent and lender. The First Amendment amended the terms of the 2011 Revolving Credit Facility to permit the Borrower and the Partnership to enter into the Bridge Loan Agreement and to incur the Bridge Loan.

The Bridge Loan matured on the earlier of three months after the payoff and termination of the 2011 Revolving Credit Facility or six months after the maturity of the 2011 Revolving Credit Facility. All obligations of the Borrower under the Bridge Loan Agreement were unconditionally guaranteed by the Partnership. The obligations of the Borrower and the Partnership to Rentech under the Bridge Loan Agreement were unsecured and subordinated to the obligations of the Borrower and the Partnership under the 2011 Revolving Credit Facility. In the event the 2011 Revolving Credit Facility was terminated, the Partnership would have been required to pledge substantially all of its assets to secure the Bridge Loan if Rentech so requests.

Borrowings under the Bridge Loan initially bore interest at a rate equal to LIBOR plus a margin of 5.5%. On June 1, 2012 the margin over LIBOR would have increased to 6.0%, and on each subsequent six month anniversary thereof, the margin would have increased by an additional one half percent (0.5%). Interest on the Bridge Loan, if not paid in cash, would have been capitalized monthly and added to the principal balance of the Bridge Loan and would have also borne interest. The principal amount of the Bridge Loan, including all capitalized interest added to the principal balance of the Bridge Loan, and any accrued and unpaid interest, would have been due and payable on the maturity of the Bridge Loan.

Upon signing the Bridge Loan Agreement, the Borrower agreed to pay Rentech a closing fee equal to 2.0% of the committed amount, or $800,000.00. In the event the Bridge Loan had been repaid on or prior to March 31, 2012, then 75% of the closing fee would have been credited toward Borrower’s repayment amount, and if the Bridge Loan had been repaid after March 31, 2012 but prior to June 1, 2012, then 50% of the closing fee would have been credited toward the repayment amount. No credits of the closing fee would have been made if repayment of the Bridge Loan had occurred on or after June 1, 2012. At December 31, 2011, there were no outstanding advances under the Bridge Loan Agreement.

On February 28, 2012, RNLLC entered into a credit agreement (the “2012 Credit Agreement”), which provides for a $135.0 million senior collateralized credit facility with a five year maturity. The 2012 Credit Agreement amended, restated and replaced the 2011 Revolving Credit Agreement and RNLLC repaid in full outstanding amounts under the Bridge Loan. In addition, Rentech reimbursed RNLLC for $600,000 in closing fees originally paid by RNLLC in accordance with the terms of the Bridge Loan Agreement. For additional information refer to Note 12 – Subsequent Events.

Note 6 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Partnership’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted product sales in order to substantially fix gross margin on those product sales contracts. The Partnership may enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. Occasionally the Partnership enters into index-price contracts. The Partnership has entered into multiple natural gas forward purchase contracts for various delivery dates through May 31, 2012. Commitments for natural gas purchases consist of the following:

		As of September 30,
	As of December 31, 2011	2011	2010
		(in thousands)
MMBtus under fixed-price contracts	3,040	3,182	3,465
MMBtus under index-price contracts	—	—	403

Total MMBtus under contracts	3,040	3,182	3,868

Commitments to purchase natural gas	$12,337	$14,370	$15,294
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$4.06	$4.52	$3.95

Subsequent to December 31, 2011, the Partnership entered into additional fixed quantity natural gas supply contracts at fixed and indexed prices for various delivery dates through September 30, 2012. The total MMBtus associated with these additional contracts are approximately 2,714,000 and the total amount of the purchase commitments are approximately $7,611,000, resulting in a weighted average rate per MMBtu of approximately $2.80. The Partnership is required to make additional prepayments under these purchase contracts in the event that market prices fall below the purchase prices in the contracts. These payments are recorded as deposits on gas contracts in the accompanying balance sheets.

Operating Leases

The Partnership has various operating leases of real and personal property which expire through October 2014. Total lease expense for the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010, and 2009 was $285,000, $844,000, $1,205,000 and $935,000, respectively.

Future minimum lease payments as of December 31, 2011 are as follows (in thousands):

$,00000000
For the Fiscal Years Ending December 31,
2012	$240
2013	20
2014	19
2015	3
2016	—
Thereafter	—

$282

Litigation

The Partnership is party to litigation from time to time in the normal course of business. While the outcome of the Partnership’s current matters cannot be predicted with certainty, the Partnership maintains insurance to cover certain actions and believes that resolution of its current litigation will not have a material adverse effect on the Partnership.

In October 2009, the EPA Region 5 issued a Notice and Finding of Violation pursuant to the CAA related to the number 1 nitric acid plant at the East Dubuque Plant. The notice alleges violations of the CAA’s New Source Performance Standard for nitric acid plants, Prevention of Significant Deterioration requirements and Title V Permit Program requirements. The notice appears to be part of the EPA’s Clean Air Act National Enforcement Priority for New Source Review/Prevention of Significant Deterioration related to acid plants, which seeks to reduce emissions from acid plants through proceedings that result in the installation of new pollution control technology. Without admitting liability, we have entered into a consent decree (the “Consent Decree”) with the EPA to resolve the alleged violations, and the Consent Decree was entered by the court, effective as of February 13, 2012. The Consent Decree requires us to pay a civil penalty of $108,000, install and operate certain pollution control equipment on one of our nitric acid plants, and to perform certain additional actions and periodically report to the EPA. We have commenced implementation of the Consent Decree requirements, including the installation and operation of the pollution control equipment, and on February 17, 2012, we paid the $108,000 civil penalty.

Note 7 — Long-Term Incentive Equity Awards

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

During the three months ended December 31, 2011, the Partnership issued 163,388 unit-settled phantom units (which entitles the holder to distribution rights during the vesting period) covering the Partnership’s common units. The grant date fair value of each unit was $18.40. The units vest in three equal annual installments; however, for most of the units there is pro-rata vesting in the year of termination of employment.

Note 8 — Accounting for Stock Based Compensation

The accounting guidance requires all share-based payments, including grants of stock options, to be recognized in the statement of operations, based on their fair values. Most grants have graded vesting provisions where an equal number of shares vest on each anniversary of the grant date. Rentech and RNP allocate the total compensation cost on a straight-line attribution method over the requisite service period. Stock based compensation expense that the Partnership records is included in selling, general and administrative expense.

Rentech Awards

During the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, charges associated with all equity-based grants issued to REMC employees were recorded as follows:

	For the Three Months Ended December 31,	For the Fiscal Years Ended September 30,
	2011	2011	2010	2009
	(in thousands)
Stock based compensation expense	$18	$173	$121	$114

2011 LTIP

During the three months ended December 31, 2011, charges associated with all equity-based grants issued by RNP under the 2011 LTIP was $63,000. As of December 31, 2011, there was $2,943,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements from previously granted phantom units. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Note 9 — Defined Contribution Plan

Salaried employees participate in Rentech’s 401(k) plan while union employees participate in the Partnership’s 401(k) plan. Salaried employees who are at least 18 years of age and have 60 days of service are eligible to participate in Rentech’s plan. Rentech is currently matching 75% of the first 6% of the participant’s salary deferrals. Participants are fully vested in both matching and any discretionary contributions made to the plan by Rentech. Union employees who are at least 18 years of age and have been employed by RNP for 120 days are eligible to participate in the Partnership’s plan. Union employees hired before October 20, 1999 receive a Partnership contribution of 4% of compensation and a Partnership match of 50% of the first 2% of the participant’s salary deferrals. Union employees hired after October 19, 1999 receive a Partnership matching contribution of 75% of the first 6% of the participant’s salary deferrals. Participants are fully vested in both matching and any discretionary contributions made to the plan by RNP. The Partnership contributed $122,000, $450,000, $442,000 and $434,000 to the plans for the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, respectively

Note 10 — Income Taxes

The provision for income taxes for the three months ended December 31, 2011 and 2010 and the fiscal years ended September 30, 2011, 2010 and 2009 was as follows:

	For the Three Months Ended December 31,		For the Fiscal Years Ended September 30,
	2011	2010	2011	2010	2009
	(in thousands)
Current:
Federal	$—	$2,436	$15,540	$5,454	$16,152
State	—	312	2,593	736	2,181

Total Current	—	2,748	18,133	6,190	18,333

Deferred:
Federal	$—	$54	$(764)	$(2,507)	$214
State	—	(30)	46	(339)	29

Total Deferred	—	24	(718)	(2,846)	243

	—	2,772	17,415	3,344	18,576

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate was as follows:

	$14,754	$14,754	$14,754	$14,754	$14,754
	For the Three Months Ended December 31,		For the Fiscal Years Ended September 30,
	2011	2010	2011	2010	2009
	(in thousands)
Federal income tax benefit calculated at the federal statutory rate	$—	$2,483	$14,754	$2,924	$16,358
State income tax benefit net of federal benefit	—	320	2,466	397	2,210
Permanent. True ups, other	—	6	22	23	8
Change in state tax rate	—	(37)	173	—	—
Income tax expense	$—	$2,772	$17,415	$3,344	$18,576

The components of the net deferred tax liability and net deferred tax asset as of December 31, 2011, September 30, 2011 and 2010 are presented below. The amounts as of December 31, 2011 are pro forma amounts, which reflect balances just before the Offering.

	Pro Forma as of December 31,	As of September 30,
	2011	2011	2010
	(in thousands)
Current deferred tax assets/(liabilities):
Accruals for financial statement purposes not allowed for income taxes	$1,910	$1,780	$1,351
Basis difference in prepaid expenses	(335)	(281)	(268)
Inventory	82	(50)	(992)

Current deferred tax asset (liability), net	$1,657	$1,449	$91
Long-term deferred tax assets/(liabilities):
Basis difference relating to intangibles	$—	$—	$38
Basis difference in property, plant and equipment	(625)	(6,911)	(6,335)
Other	—	—	25

Long-term deferred tax asset/(liability), net	$(625)	$(6,911)	$(6,272)

Net deferred tax assets/(liabilities)	$1,032	$(5,462)	$(6,181)

Note 11 — Selected Quarterly Financial Data (Unaudited)

Selected unaudited condensed financial information for the fiscal years ended September 30, 2011 and 2010 is presented in the tables below (in thousands).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the 2011 Fiscal Year
Revenues	$42,962	$23,943	$74,385	$38,567
Gross profit	$16,127	$10,201	$37,427	$12,816
Operating income	$14,584	$9,012	$35,882	$10,376
Income before income taxes	$7,096	$6,003	$23,377	$5,865
Net income	$4,324	$3,533	$13,757	$3,312

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the 2010 Fiscal Year
Revenues	$27,023	$19,182	$50,111	$35,080
Gross profit (loss)	$(1,162)	$3,011	$15,375	$8,152
Operating income (loss)	$(2,307)	$2,020	$14,267	$6,409
Income (loss) before income taxes	$(4,330)	$(2,614)	$11,576	$3,721
Net income (loss)	$(2,610)	$(1,576)	$6,977	$2,218

Note 12 — Subsequent Events

On February 28, 2012, RNLLC entered into the 2012 Credit Agreement among itself, the Partnership, as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc., as sole lead arranger and bookrunner, BMO Harris Bank, N.A. as syndication agent, and the lenders party thereto (the “Lenders”). The 2012 Credit Agreement amended, restated and replaced the 2011 Revolving Credit Agreement.

The 2012 Credit Agreement consists of (i) a $100.0 million multiple draw term loan (the “Capital Expenditures Facility”) that can be used to pay for capital expenditures related to the ammonia capacity expansion project and for fees and expenses due to the Lenders, and (ii) a $35.0 million revolving facility (the “2012 Revolving Credit Facility”) that can be used for seasonal working capital needs, letters of credit and for general purposes.

The 2012 Credit Agreement has a maturity date of February 27, 2017. Borrowings under the 2012 Credit Agreement bear interest at a rate equal to an applicable margin plus, at RNLLC’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is two business days prior to the first day of such interest period. The applicable margin for borrowings under the 2012 Credit Agreement is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. Additionally, RNLLC is required to pay a fee to the lenders under the Capital Expenditures Facility on the undrawn available portion at a rate of 0.75% per annum and a fee to the lenders under the 2012 Revolving Credit Facility on the undrawn available portion at a rate of 0.50% per annum. RNLLC also is required to pay customary letter of credit fees on issued letters of credit. In the event RNLLC reduces or terminates the 2012 Credit Agreement prior to its third anniversary, RNLLC will be required to pay a prepayment premium of 1.0% of the principal amount reduced or terminated, subject to certain exceptions.

The 2012 Revolving Credit Facility includes a letter of credit sublimit of $10 million and it can be drawn on or letters of credit can be issued through the day that is seven days prior to the maturity date. The amounts outstanding under the 2012 Revolving Credit Facility will be required to be reduced to zero (other than outstanding letters of credit) for three periods of ten consecutive business days during each year with each period not less than four months apart, and one period to begin each April.

The Capital Expenditures Facility is available for borrowing until February 27, 2014 and requires amortization payments expected to begin in the spring of 2014. In the first two years of amortization, RNLLC must make amortization payments of 10% per year, or 2.5% per quarter, and thereafter, 25% per year, or 6.25% per quarter, of the aggregate amount drawn, in each case, with the final principal payment due upon maturity.

Upon entry into the 2012 Credit Agreement, RNLLC borrowed approximately $8.5 million under the Capital Expenditures Facility (i) to repay in full outstanding borrowings under the Bridge Loan of approximately $5.9 million and (ii) to pay fees associated with the 2012 Credit Agreement of approximately $2.6 million. RNLLC terminated the Bridge Loan Agreement upon entry into the 2012 Credit Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

                DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We have established and currently maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our general partners’ principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

Our management, including our general partner’s Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management’s assessment of our internal control over financial reporting described above, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2011 that has not previously been reported.

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

Limited partners are entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. Our partnership agreement contains various provisions which replace default fiduciary duties with contractual governance standards. Our general partner is liable, as a general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly non-recourse to it. Our general partner therefore may cause us to incur indebtedness or other obligations that are non-recourse to it. Our 2012 credit agreement is non-recourse to our general partner.

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

The board of directors of our general partner currently consists of seven directors. In accordance with the rules of the New York Stock Exchange, the board of directors of our general partner had at least one independent director prior to the listing of our common units on the New York Stock Exchange, and had at least two independent directors within three months of that listing and plans to have at least three independent directors within 12 months of that listing. As the third independent director is added, we expect that one of our non-independent directors will resign as a member of the board of directors of our general partner.

The board of directors of our general partner has one standing committee, which is its audit committee. The members of the audit committee currently consist of Michael S. Burke, James F. Dietz and Keith B. Forman, and Mr. Burke is the chairman of the audit committee. The board of directors of our general partner has determined that Messrs. Dietz and Forman are independent directors who meet the independence requirements established by the New York Stock Exchange and the Exchange Act, and that, based upon their education and experience, Messrs. Burke, Dietz and Forman have the requisite qualifications to qualify under the rules of the SEC, and designated them as audit committee financial experts. After one additional independent director is added to the board of directors and audit committee of our general partner, we expect that Mr. Burke will resign as a member of the audit committee, but will remain a member of the board. The audit committee’s primary functions include reviewing our external financial reporting, recommending engagement of our independent auditors and reviewing procedures for internal auditing and the adequacy of our internal accounting controls.

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

Section 16(a) of the Exchange Act requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of our equity securities, or, collectively, the Insiders, to file initial reports of ownership and reports of changes in ownership with the SEC. Insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from certain Insiders that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership. We believe that, during the three months ending December 31, 2011, the Insiders complied with all such filing requirements.

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

Michael S. Burke, Chairman James F. Dietz Keith B. Forman

Executive Officers and Directors

The following table sets forth the names, positions and ages (as of February 29, 2012) of the executive officers and directors of our general partner.

D. Hunt Ramsbottom, Dan J. Cohrs, John H. Diesch and Colin M. Morris are also officers of Rentech and provide their services to our general partner and us pursuant to the services agreement we entered into among us, Rentech and our general partner. These officers divide their working time between the management of Rentech and us.

Name	Age	Position With Our General Partner
D. Hunt Ramsbottom	54	Chief Executive Officer and Director
Dan J. Cohrs	59	Chief Financial Officer
John H. Diesch	54	President and Director
John A. Ambrose	58	Chief Operating Officer
Wilfred R. Bahl, Jr.	61	Senior Vice President of Finance and Administration
Marc E. Wallis	51	Senior Vice President of Sales and Marketing
Colin M. Morris	39	Senior Vice President, General Counsel and Secretary
Halbert S. Washburn	51	Director
Michael F. Ray	58	Director
Michael S. Burke	48	Director
James F. Dietz	65	Director
Keith B. Forman	53	Director

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

Dan J. Cohrs. Dan J. Cohrs was appointed Chief Financial Officer of our general partner in July 2011. Since October 2008, Mr. Cohrs has served as Executive Vice President and Chief Financial Officer of Rentech. Mr. Cohrs was also Treasurer of Rentech from October 2008 until November 2009 and was re-appointed Treasurer in October 2010. Mr. Cohrs has more than 25 years of experience in corporate finance, strategy and planning, and mergers and acquisitions. From April 2008 through September 2008, Mr. Cohrs served as Chief Development and Financial Officer of Agency 3.0, LLC, a private digital advertising and consulting agency in Los Angeles, California and he was a Partner and a Board Member of Agency 3.0, LLC until September 2009. From August 2007 through September 2008, he served as Chief Development & Financial Officer of Skycrest Ventures, LLC, a private investment and consulting firm in Los Angeles that was related to Agency 3.0, LLC. From June 2006 to May 2007, Mr. Cohrs served as a consultant for finance and corporate development, as well as Interim Chief Financial Officer for several months during that period of time, for Amp’d Mobile, a private mobile media entertainment company in Los Angeles. From 2003 to 2007, Mr. Cohrs worked as an independent consultant and advised companies regarding financings, investor presentations and business plans. From November 2005 to March 2006, Mr. Cohrs served as a Visiting Senior Lecturer at Cornell University’s Johnson School of Management in the area of corporate governance. From May 1998 to June 2003, Mr. Cohrs served as Executive Vice President and Chief Financial Officer of Global Crossing Ltd. Prior to being employed at Global Crossing Ltd., Mr. Cohrs held senior positions in finance and strategy at Marriot Corporation, Northwest Airlines, Inc. and GTE Corporation, a predecessor of Verizon Communications, Inc.

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

Michael S. Burke. Michael S. Burke was appointed as a member of the board of directors of our general partner in July 2011. Since March 2007, Mr. Burke has served as a member of the board of directors of Rentech. Mr. Burke was appointed President of AECOM Technology Corporation, or AECOM, on October 1, 2011. AECOM is a global provider of professional technical and management support services to government and commercial clients. From December 2006 through September 2011, Mr. Burke served as Executive Vice President, Chief Financial Officer of AECOM. Mr. Burke joined AECOM as Senior Vice President, Corporate Strategy in October 2005. From 1990 to 2005, Mr. Burke was with the accounting firm, KPMG LLP, where he served in various senior leadership positions, most recently as a Western Area Managing Partner from 2002 to 2005 and was a member of the board of directors of KPMG from 2000 through 2005. While on the board of directors of KPMG, Mr. Burke served as the Chairman of the Board Process and Governance Committee and a member of the Audit and Finance Committee. Mr. Burke also serves on various charitable and community boards. Mr. Burke received a B.S. degree in accounting from the University of Scranton and a J.D. degree from Southwestern University. The board of directors of our general partner has determined that Mr. Burke brings to the board extensive accounting, financial and business experience, including experience with a public company, and therefore he should serve on the board of directors of our general partner.

James F. Dietz. James F. Dietz was appointed as a member of the board of directors of our general partner in February 2012. Mr. Dietz has over 41 years of experience in the fertilizer and chemical industries. Mr. Dietz most recently served as Executive Vice President and Chief Operating Officer of Potash Corporation of Saskatchewan Inc., or PotashCorp, from November 2000 until his retirement in June 2010. In November 2000, Mr. Dietz was named Executive Vice President & Chief Operating Officer for PotashCorp. From 1998 to November 2000, Mr. Dietz served as President of PotashCorp Nitrogen, and from 1997 to 1998, as Executive Vice President. In addition to responsibility for PotashCorp’s worldwide operations, Mr. Dietz had responsibility for the corporation’s Safety, Health, and Environment performance and the Procurement functions. From 1993 to 1997, Mr. Dietz was Vice President of Manufacturing with Arcadian Corporation in Memphis, Tennessee. From 1969 to 1993, Mr. Dietz had increasing operational responsibility for Standard Oil of Ohio (Sohio) and BP, both in the United States and the United Kingdom. The board of directors of our general partner has determined that Mr. Dietz brings to the board valuable knowledge of and experience in the chemical and nitrogen fertilizer industries, and therefore he should serve on the board of directors of our general partner.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

Transition Period

On February 1, 2012, the board of directors of our general partner approved the change of our fiscal year end from September 30 to December 31 to coincide with the end of the calendar year. In connection with this change, we are providing the information contained in this Compensation Discussion and Analysis as it relates to our compensation practices during the three-months ended December 31, 2011, or the Transition Period. Comparable information for the twelve-month period ending on September 30, 2011 (our last fiscal year-end prior to this change) is available in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, or the 2011 10-K.

The board of directors of our general partner approved the change in our fiscal year to align our financial reporting periods with the tax reporting periods of our limited partners and our publicly-traded peer group companies. The board of directors believes that the change will make it easier for our unitholders and analysts to compare our financial performance to that of our peer group companies.

As described more fully below, during the Transition Period, the most significant compensation decisions made by the compensation committee of the board of directors of Rentech, or the Compensation Committee, included the following:

•	Evaluating the compensation of our executive officers and, as appropriate, increasing the base salaries of certain of our named executive officers, or NEOs, identified below;

•	Making annual grants of equity awards and special grants of equity awards in connection with our initial public offering, or the IPO; and

•	Entering into employment agreements with certain of our NEOs in connection with our IPO, as described in more detail below.

Overview

This Compensation Discussion and Analysis provides an overview and analysis of our executive compensation program during this Transition Period for our NEOs. Our executive compensation program is designed to align executive pay with individual performance on both short and long-term bases, link executive pay to specific, measurable financial, technological and development achievements intended to create value for securityholders and utilize compensation as a tool to attract and retain the high-caliber executives that are critical to our long-term success.

The following table sets forth the key elements of our NEOs’ compensation, along with the primary objectives associated with each element of compensation. We note that, though annual incentive compensation is and has historically been a key component of our executive compensation, no such program has been devised or implemented with respect to the Transition Period at this time (as discussed further in “—Annual Incentive Compensation” below).

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

To serve the foregoing objectives, our overall compensation program is generally designed to be flexible rather than purely formulaic. In alignment with the objectives set forth above, Rentech’s Compensation Committee, has generally determined the overall compensation of our NEOs and its allocation among the elements described above, relying on the analyses and advice provided by Rentech’s compensation consultant as well as input from our management team.

Our compensation decisions for our NEOs during the Transition Period are discussed in detail below. This discussion is intended to be read in conjunction with the executive compensation tables and related disclosures that follow this Compensation Discussion and Analysis.

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

Following our formation and the formation of our general partner, our Shared NEOs, who were already officers of Rentech and REMC, also became officers of our general partner, while our Non-Shared NEOs, who were already officers of REMC, also became officers of our general partner. Upon the closing of our initial public offering, which occurred during the Transition Period, all of our NEOs ceased to be officers of, and to be employed by, REMC. The following table sets forth each NEO’s title(s) prior to our formation and the formation of our general partner in 2011, as well as such executive’s title(s) following appointment as our NEO.

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

Compensation Philosophy

We operate in a highly competitive and dynamic industry, characterized by rapidly changing market requirements. To succeed in this environment, we need to recruit and retain a highly talented and seasoned team of executive, technical, sales, marketing, operations, financial and other business professionals. We recognize that our ability to attract and retain these professionals largely depends on how we compensate and reward our employees, including our NEOs. As discussed under the heading “Compensation

Decisions: Roles of Rentech’s Compensation Committee, our General Partner and our Chief Executive Officer” below, prior to the closing of our initial public offering, compensation matters affecting our NEOs were administered by Rentech’s Compensation Committee with input from our compensation consultant and others. Following the closing of our initial public offering, responsibility and authority for compensation-related decisions: (i) for our Shared NEOs resides with Rentech’s Compensation Committee (subject to input and advice from our Chief Executive Officer with regard to our Chief Financial Officer), and (ii) for our Non-Shared NEOs resides with the board of directors of our general partner (subject to input and advice from our Chief Executive Officer), taking into consideration the recommendation of Rentech’s Compensation Committee, in all cases, administered in a manner consistent with the compensation philosophy discussed above. For ease of reference, we refer below to determinations and perspectives formulated by this group as our own. Rentech’s Compensation Committee and our general partner, as applicable, conduct periodic reviews of our NEOs’ compensation and consider adjustments as appropriate.

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

In the years subsequent to their hiring (or, in the case of Mr. Bahl, since Rentech’s acquisition of REMC), including during the Transition Period, changes to the terms and conditions of our NEOs’ employment, other than our Chief Executive Officer, have been determined by our Chief Executive Officer with the oversight and approval of Rentech’s Compensation Committee, subject to the terms of applicable employment and change-in-control/severance arrangements that are in place with our NEOs (discussed under the heading “—Severance Benefits” below). Changes to the terms and conditions of our Chief Executive Officer’s employment during that period, including during the Transition Period, have been determined by Rentech’s Compensation Committee and Board of Directors, as applicable, subject to the terms and conditions of his employment agreement.

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

Compensation Consultant

During fiscal years 2010 and 2011and continuing through the Transition Period, Rentech’s Compensation Committee engaged Radford, an Aon Hewitt Company, as an independent compensation consultant to assist in the continuing analysis of the executive compensation program for certain of our officers, including our NEOs. Services provided by Radford during 2011 and through the Transition Period with respect to our NEOs included:

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

Rentech’s Compensation Committee determined that the compensation of our Shared NEOs was generally above the market median in totality and for individual components of compensation at that time (with the exception of Mr. Ramsbottom’s base salary, which was slightly below the median), yet still within reasonable market practices and in line with Rentech’s compensation philosophy and strategy. Specifically, Rentech’s base salaries and target total cash compensation were on average higher than the median of the market data. A comparison of Rentech’s long-term incentives and total direct compensation (comprised of base salary, annual cash incentives and equity incentives) also revealed levels above the median of the market for our Shared NEOs. Based on this analysis, Rentech concluded that the level of our total compensation was well positioned to attract and retain the type of management team that we believe is necessary to successfully implement Rentech’s commercialization strategy. We believe that these levels and types of compensation are also consistent with our compensation philosophy and foster our compensation objectives, and continued to provide appropriate incentives through the Transition Period.

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

In connection with our IPO, Rentech’s Compensation Committee expanded the scope of services provided by Radford by further engaging Radford to provide data and analysis with regard to the levels and types of compensation of our NEOs and directors in connection with and following our IPO, and to consider whether Rentech’s peer group remains an appropriate peer group for us. Radford serves at the discretion of Rentech’s Compensation Committee and may be terminated by that committee. We intend to continue to work with Radford to guide and shape our compensation program and we expect that Radford will provide compensation advice both generally for our Non-Shared NEOs and specifically with regard to services provided to us (as opposed to Rentech) by our Shared NEOs.

Radford’s total fee for services provided to Rentech’s Compensation Committee for the Transition Period was approximately $5,000. Of that amount, approximately $3,000 in fees related to work done by Radford on our behalf.

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

Core Components of Executive Compensation

Through Rentech’s Compensation Committee, we design the principal components of our executive compensation program to fulfill one or more of the principles and objectives described above. Compensation of our NEOs consists of the following elements:

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

We have not adopted any formal or informal policies or guidelines for allocating compensation between currently-paid and long-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. Generally, we offer a competitive, but balanced, total compensation package that provides the stability of a competitive, fixed income while also affording our executives the opportunity to be appropriately rewarded through cash and equity incentives if we attain short-term goals and perform well over time.

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

Base Salary

As discussed above, base salaries for our NEOs were initially set in arm’s-length negotiations during the hiring process for these executives. These base salaries have historically been reviewed annually by Rentech’s Compensation Committee (with input from our Chief Executive Officer with respect to the other NEOs) and were again reviewed at the end of 2011 for purposes of determining 2012 salaries. Our NEOs are not entitled to any formulaic base salary increases.

In connection with the closing of our IPO, effective November 7, 2011, we increased the base salaries of each of our Shared NEOs by 10% to compensate these executives for their expanded responsibilities, duties and exposure to potential liabilities as senior officers of two publicly traded companies. In addition, effective November 7, 2011, Messrs. Ambrose, Bahl and Wallis received salary increases of approximately 15%, 10% and 5%, respectively, upon the closing of our IPO pursuant to their respective employment agreements. These increases were intended to compensate these executives for their expanded responsibilities, duties and exposure to potential liabilities as senior officers of a publicly traded company (for a description of the terms of these employment agreements, see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table”).

In addition to the increases made to our NEOs’ base salaries in connection with the closing of our IPO, the Compensation Committee increased the base salaries of our NEOs, effective January 2012, in connection with its annual salary review at the end of our fiscal year 2011. Effective January 2012, Mr. Ramsbottom’s base salary increased by approximately 3% to $497,200 in recognition of his leadership of Rentech and to more closely align his salary to the median salary in Rentech’s peer group. Mr. Cohrs’ base salary also increased in January 2012 by approximately 3% to $426,575 in recognition of his effective capital raising efforts on behalf of Rentech and his continued leadership as our Chief Financial Officer. Each of Messrs. Ambrose, Bahl and Wallis also received an annual salary increase, effective January 2012, of approximately 3.5% in connection with their annual reviews.

The base salaries for our NEOs, at the beginning of the Transition Period and following their salary increases (i) in connection with our IPO on November 7, 2011, and (ii) in connection with our annual salary review in January 2012 are set forth in the following table:

Name	Transition Period Base Salary (Before IPO Increase) ($)	Transition Period Base Salary (After IPO Increase) ($)	Post-Transition Period Base Salary (After Annual Increase) ($)
D. Hunt Ramsbottom.	440,000	484,000	497,200

Dan J. Cohrs	377,500	415,250	426,575

John A. Ambrose	182,880	210,300	217,661

Wilfred R. Bahl, Jr.	180,910	199,000	205,965

Marc E. Wallis	180,000	189,000	195,615

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

A detailed description of our annual and sales incentive programs for our fiscal year 2011 (ending September 30, 2011), including our determination and weighting of applicable performance criteria and an analysis of our performance (and that of our NEOs) against these criteria, is contained in our 2011 10-K. Historically, we have implemented new annual and sales incentive programs at the end of the calendar year (which, prior to the Transition Period, constituted the start of our fiscal year). In connection with our transition to a fiscal year that coincides with the calendar year, we are in the process of evaluating and determining how best to structure annual and sales incentive awards in light of the Transition Period.

At this point in time, no annual or sales incentive program has been established with respect to the Transition Period and no incentive award payments are currently contemplated. We expect that, as part of this transition process, Rentech’s Compensation Committee will determine how best to analyze and reward performance during the Transition Period. While no determinations have been made at this time (and, accordingly, no assurances can be given that any cash incentives will be deemed to be earned with respect to the Transition Period), we expect that Rentech’s Compensation Committee will take into account both the Transition Period and the fiscal year 2012 service period in determining 2012 annual incentives. We expect to disclose any such determinations in future filings as may be required by applicable disclosure rules.

Long-Term Equity Incentive Awards

Rentech believes that senior executives, including our NEOs, should have an ongoing stake in the success of their employer to closely align their interests with those of its shareholders. Rentech’s Compensation Committee also believes that equity awards provide meaningful retention and performance incentives that appropriately encourage our executive officers, including our NEOs, to remain employed with us and put forth their best efforts and performance at all times. Accordingly, equity incentive awards have historically been a key component of our compensation program, including during the Transition Period, as these awards have served to align the interests of our NEOs with those of Rentech’s shareholders and incentivize our NEOs to work toward long-term growth. During the Transition Period, Rentech granted equity awards to our NEOs under its 2006 and 2009 Incentive Awards Plans and we granted equity awards to our NEOs under our 2011 Long-Term Incentive Plan. Each of these plans is intended to provide incentives for a broad group of service providers, including employees (both NEOs and other employees), directors and consultants, in each case, who are critical to our success and the creation of shareholder value.

During the Transition Period, we granted two distinct sets of equity awards to our NEOs. The first set of awards is referred to below as the “2012 Awards” and constitutes annual grants of equity awards, consistent with Rentech’s past practice of granting awards annually to its NEOs. The second set of equity awards is referred to below as “IPO-Related Equity Awards” and is intended to reward the efforts of certain of our NEOs for their roles in orchestrating, as well as to incentivize their continued performance following, our IPO. All of these awards, which are described in additional detail below, are intended to promote the share ownership, performance and retention goals described above.

2012 Awards

During the Transition Period, (i) Rentech granted 2012 Awards to all of our NEOs comprised of time-vesting restricted stock units (“RSUs”) and performance-vesting restricted stock units (“PSUs”), and (ii) we granted 2012 Awards to our Non-Shared NEOs comprised of phantom units (“phantom units”) that are settled in our common units upon vesting (and which entitle their holders to dividend and other distribution rights while the phantom units are outstanding). Each RSU, PSU and phantom unit confers upon its holder the right to receive one share of Rentech common stock or one of our common units, as applicable, without payment of purchase price, thereby delivering the full grant-date value of the underlying shares or units, as well as any post-grant share or unit price increase. Accordingly, each of these awards enables us to confer upon our executives value in excess of simple future appreciation.

RSUs and phantom units granted as 2012 Awards during the Transition Period vest in substantially equal, annual increments over a period of three years from the grant date, thus providing a key retention incentive to our NEOs over this period. PSUs granted as 2012 Awards require both continued service and the attainment of performance criteria as conditions to vesting, thereby providing both retention and enhanced performance incentives. Specifically, PSUs granted during the Transition Period vest only if, on or prior to October 12, 2014, Rentech’s value weighted average share price for any thirty-day period equals or exceeds $3.00, further subject to the recipient’s continued employment through the attainment of this performance objective.

All of the 2012 Awards are subject to accelerated vesting in connection with certain qualifying terminations of employment including, in some cases, in connection with a change in control (as described under “—Potential Payments upon Termination or Change-in-Control” below). We believe that the applicable vesting periods provide an important retention incentive, while accelerated vesting (where appropriate) protects executives against forfeiture of their awards in appropriate circumstances and aligns management’s incentives more closely with the interests of our shareholders. In order to further incentivize post-grant performance with the 2012 Awards, Rentech granted (i) one-third of the 2012 Awards in the form of PSUs (i.e., subject to both performance-vesting and time-vesting conditions) to our Non-Shared NEOs and (ii) two-thirds of the 2012 Awards in the form of PSUs to our Shared NEOs.

The 2012 Awards are intended as annual awards in respect of 2012 and should provide retention and performance incentives at levels appropriate for 2012; however, in light of the Transition Period (which Rentech’s Compensation Committee may take into consideration for purposes of structuring compensation for our fiscal year 2012), Rentech’s Compensation Committee may, in its discretion, decide to grant additional equity incentives during calendar year 2012. No determinations have been made with regard to any such awards at this time (if any) and there can be no assurance that any additional grants will be made.

In determining appropriate levels of equity grants for the 2012 Awards, Rentech’s Compensation Committee considered, among other things, the role and responsibility of each NEO and the perceived need to reward and retain the NEO. The following table sets forth the 2012 Awards that we and Rentech granted to our NEOs during the Transition Period (all grants were made on December 13, 2011):

Officer	Rentech Restricted Stock Units (RSUs)	Rentech Performance Stock Units (PSUs)	Partnership Phantom Units
D. Hunt Ramsbottom	401,875	800,625	—

Dan J. Cohrs	195,938	397,812	—

John A. Ambrose	16,459	33,416	2,494

Wilfred R. Bahl, Jr.	10,973	22,277	1,663

Marc E. Wallis	6,270	12,730	950

IPO-Related Equity Awards

In connection with the closing of our IPO, we and Rentech made equity incentive grants to our NEOs (referred to below as the “IPO Grants”) to reward these executives for their success in completing our IPO and to incentivize these executives with respect to the additional demands that will be placed upon them in connection with our becoming a publicly traded company. The IPO Grants are additional to the 2012 Awards and are expected to further promote the share ownership, performance and retention goals described above.

The IPO Grants were comprised in equal parts (determined by reference to the fair market value of the shares or units underlying the awards, as applicable) of (i) phantom units that are settled in our common units upon vesting (and which entitles their holders to dividend and other distribution rights while the phantom units are outstanding) and (ii) time-vest RSUs (covering Rentech’s stock), in each case, vesting in ratable one-third increments over three years from the closing of our IPO, and subject to accelerated vesting upon qualifying terminations of employment (as described under “—Potential Payments upon Termination or Change-in-Control” below).

We believe that awards covering equity interests of both us and Rentech were appropriate in consideration of (i) the services provided by each of our NEOs for our benefit and (ii) the connection between our success and the value of Rentech’s stock in light of Rentech’s substantial ownership interest in us. We further believe that these awards were appropriate to recognize the outstanding performance of these executives in bringing the IPO to fruition. These awards should also serve as important retention incentives for the NEOs due to applicable time-based vesting conditions, which should help to ensure the stability and consistency of our management team. In determining appropriate levels of IPO Grants, Rentech’s Compensation Committee considered, among other things, the NEOs’ contributions to the IPO process, the role and responsibility of the NEO and the perceived need to reward and retain the NEO.

The IPO Grants made to our NEOs are summarized in the table below (all of which were made on December 13, 2012):

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

Severance Benefits

We believe that vulnerability to termination of employment at the senior executive level creates uncertainty for our NEOs that is appropriately addressed by providing severance protections which enable and encourage these executives to focus their attention on their work duties and responsibilities in all situations. We operate in a highly volatile and acquisitive industry that heightens this vulnerability in the change-in-control context. Accordingly, in order to attract and retain our key managerial talent, Rentech (in the case of our Shared NEOs) and our general partner (in the case of our Non-Shared NEOs) are parties to agreements with our NEOs which provide for specified severance payments and benefits in connection with certain qualifying terminations of employment. The principles underlying the various components of these agreements are discussed in this section. For a description of the specific terms and conditions of each agreement, see “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

Table” and “—Potential Payments upon Termination or Change-in-Control” below. In connection with our IPO, the Non-Shared NEOs entered into employment agreements with our general partner that took effect upon the closing of our IPO and superseded and replaced change in control severance agreements that had been in effect between these NEOs and REMC. These employment agreements were intended to bring the severance protections covering our Non-Shared NEOs into line with those appropriate for public company officers. The specific terms of all of these agreements are described in detail under the heading “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table”.

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

Under their employment agreements, Messrs. Ambrose, Bahl and Wallis are entitled to severance payments and benefits upon an involuntary termination without “cause” or for “good reason” (each as defined in the applicable employment agreement). These severance benefits are comprised of continuation salary payments for one year and payment of the executive’s target bonus for the year, in addition to up to one year of subsidized healthcare premiums. In the case of an involuntary termination of employment in connection with our non-renewal of the applicable agreement, Messrs. Ambrose, Bahl and Wallis are entitled to a reduced severance consisting of only the salary continuation described above (but not payment of the target bonus or subsidized healthcare continuation) and, at our discretion, an annual bonus for the fiscal year preceding the non-renewal.

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

D. Hunt Ramsbottom
John H. Diesch
Halbert S. Washburn
Michael F. Ray
Michael S. Burke James F. Dietz
Keith B. Forman

Compensation Committee Interlocks and Insider Participation

During the Transition Period, the following individuals served as members of Rentech’s Compensation Committee: Michael S. Burke, Halbert S. Washburn, and Edward M. Stern. None of these individuals has ever served as an officer or employee of Rentech or any of its subsidiaries (including our general partner). No executive officer of Rentech or us has served as a director or member of the compensation committee of another entity at which an executive officer of such entity is also a director of Rentech.

Summary Compensation Table

We and our general partner were formed in July 2011. Accordingly, neither we nor our general partner accrued any obligations with respect to management compensation or benefits for directors and executive officers for any prior periods. The following table summarizes the compensation that was attributable to services performed for us during the Transition Period (under the heading “3 Mo 2011”) and the fiscal year ending September 30, 2011 for each of our NEOs (excluding any estimate for non-equity incentive plan compensation).

With respect to our Shared NEOs, the amounts contained in the summary compensation table reflect the portion of these NEOs’ total compensation paid by Rentech that we estimate was attributable to services performed by these NEOs for us during the Transition Period and the fiscal year 2011, calculated by multiplying each amount by a good faith estimate of the percentage of time such NEO dedicated to such services for us. The estimated percentage of time allocable to us for Messrs. Ramsbottom and Cohrs are: (i) 53% and 45%, respectively, during the Transition Period, and (ii) 20% and 20%, respectively, during fiscal year 2011. Our Non-Shared NEOs devoted substantially all of their business time to us during the relevant periods.

Name and Principal Position	Year (1)	Salary ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non- Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
D. Hunt Ramsbottom(6)
Chief Executive Officer	3 Mo 2011	61,701	1,830,757	—	—	2,188	1,894,646
	FY2011	86,950	48,357	91,452	44,000	8,648	279,407
Dan J. Cohrs,(7)
Chief Financial Officer	3 Mo 2011	44,946	1,000,651	—	—	1,424	1,047,021
	FY 2011	74,775	28,445	53,795	22,650	8,105	187,770
John A. Ambrose,
Chief Operating Officer	3 Mo 2011	49,719	552,644	—	—	3,753	606,116
	FY 2011	181,127	21,334	40,346	87,780	13,855	344,442

Name and Principal Position	Year (1)	Salary ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non- Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Wilfred R. Bahl, Jr.,
Senior Vice President of Finance and Administration	3 Mo 2011	47,866	481,389	—	—	4,508	533,763
	FY 2011	179,810	8,533	16,139	65,124	17,470	287,076
Marc E. Wallis,
Senior Vice President of Sales and Marketing	3 Mo 2011	46,313	415,443	—	—	1,050	462,806
	FY 2011	164,416	7,112	13,449	220,500	8,354	413,831

(1)	3 Mo 2011 refers to the three-month Transition Period from October 1, 2011 through December 31, 2011. The FY2011 amounts include the compensation earned by each NEO during the full twelve-month period that comprised our fiscal year 2011 (ending on September 30, 2011).
(2)	Amounts reflect the full grant-date fair value of RSU awards granted, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. Rentech provides information regarding the assumptions used to calculate the value of all Rentech stock awards made to executive officers in note 15 to its consolidated financial statements included in Rentech’s Form 10-K, filed March 15, 2012. There can be no assurance that awards will vest (in which case no value will be realized by the executive).
(3)	Amounts reflect the full grant-date fair value of stock options granted, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. Rentech provides information regarding the assumptions used to calculate the value of all Rentech stock options granted to executive officers in note 15 to its consolidated financial statements included in Rentech’s Form 10-K, filed March 15, 2012. There can be no assurance that awards will vest (in which case no value will be realized by the executive).
(4)	In our fiscal year 2011, prior to the Transition Period, each of our NEOs (other than Mr. Wallis) participated in Rentech’s annual incentive program and received an annual incentive award based on the achievement of certain pre-established financial and other performance criteria and determined by reference to target bonuses either as set forth in their respective employment agreements or as determined by their seniority. Mr. Wallis participated in our sales incentive program and received an annual incentive award based on the attainment of sales and marketing goals. For fiscal year 2011, the amount of compensation payable under the annual and sales incentive programs was determined (i) for Messrs. Ramsbottom and Cohrs at approximately 50% of their respective target levels, (ii) for Messrs. Ambrose and Bahl at approximately 120% of their respective target levels, and (iii) for Mr. Wallis in an amount equal to approximately 122.5% of his base salary. Neither we nor Rentech have established any non-equity incentive program applicable to the Transition Period and, accordingly, no non-equity incentive amounts have become payable or been paid for this period. We may in the future take into consideration performance during the Transition Period in determining non-equity incentive awards for 2012 (if any), in which case we will disclose any relevant metrics as required by applicable disclosure rules. There can be no assurance at this time that any non-equity incentive awards (or bonuses) will be paid in respect of the Transition Period.
(5)	Amounts under the “All Other Compensation” column for the Transition Period consist of (i) 401(k) matching contributions for Messrs. Ramsbottom, Cohrs, Ambrose, Bahl and Wallis of $192, $0, $1,097, $2,252 and $675, respectively; and (ii) perquisites consisting of company-paid auto allowances, financial and tax planning benefits and long-term disability insurance. The following table identifies and quantifies these perquisites for the Transition Period. With respect to our Shared NEOs, the amounts set forth below have been allocated based on the estimated percentage of time each Shared NEO dedicated to services for us during the Transition Period:

Perquisites

Name	Auto Allowance		Long-Term Disability	Supplemental Life Insurance	Financial and Tax Planning	Tax Gross-up Payment	Total
D. Hunt Ramsbottom	1,908		56	32	—	—	1,996

Dan J. Cohrs	1,350		47	27	—	—	1,424

John A. Ambrose	2,500		105	51	—	—	2,656

Wilfred R. Bahl, Jr.	2,100		105	51	—	—	2,256

Marc E. Wallis	219	(A)	105	51	—	—	375

(A)	Represents the value of personal usage of a company-provided vehicle determined by multiplying 15% (the percentage of time that we estimate Mr. Wallis used the vehicle for personal purposes) by $1,460 (the total company costs associated with the vehicle).
(6)	We estimate that Mr. Ramsbottom dedicated approximately 53% and 20% of his work time to our business and affairs during the Transition Period and the fiscal year ended September 30, 2011, respectively, and, accordingly, the compensation figures attributable to Mr. Ramsbottom in this Summary Compensation Table reflect 53% and 20% of his total compensation for each category, except that 100% of the grant-date fair value of the Partnership phantom units is included in the “Stock Awards” column because the Partnership phantom units were made in respect of services performed solely for us. Mr. Ramsbottom’s “Total Compensation” for the Transition Period and the fiscal year ended September 30, 2011, including amounts paid for services provided to Rentech and its affiliates, equalled $3,031,889 and $1,397,035, respectively.
(7)	We estimate that Mr. Cohrs dedicated approximately 45% and 20% of his work time to our business and affairs during the Transition Period and the fiscal year ended September 30, 2011 and, accordingly, the compensation figures attributable to Mr. Cohrs in this Summary Compensation Table reflect 45% and 20% of his total compensation for each category, except that 100% of the grant-date fair value of the Partnership phantom units is included in the “Stock Awards” column because the Partnership phantom units were made in respect of services performed solely for us. Mr. Cohrs’ “Total Compensation” for the Transition Period and the fiscal year ended September 30, 2011, including amounts paid for services provided to Rentech and its affiliates, equalled $1,805,916 and $938,854, respectively.

Grants of Plan-Based Awards

The following table sets forth information with respect to the NEOs concerning the grant of plan-based awards from Rentech’s and the Partnership’s plans during the Transition Period. With respect to our Shared NEOs, the amounts set forth below reflect the portion of these NEOs’ plan-based awards that we estimate was attributable to services performed by these NEOs for us during the Transition Period, calculated in the same manner as amounts disclosed for these Shared NEOs in the Summary Compensation Table.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)(1)		Grant Date Fair Value of Stock and Option Awards ($)(1)(2)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)				Exercise or Base Price of Option Awards ($/Sh)
D. Hunt Ramsbottom	12/13/2011	—	—	—	—	—		—	230,601	(3)			$371,268

	12/13/2011	—	—	—	—	—		—	212,994	(4)			$290,921

	12/13/2011	—	—	—	—	424,331	(5)	—	—				$556,345

	12/13/2011	—	—	—	—	—		—	33,273	(6)			$612,223

Dan J. Cohrs	12/13/2011	—	—	—	—	—		—	136,275	(3)			$219,403

	12/13/2011	—	—	—	—	—		—	88,172	(4)			$120,432

	12/13/2011	—	—	—	—	179,015	(5)	—	—				$234,709

	12/13/2011	—	—	—	—	—		—	23,158	(6)			$426,107

John A. Ambrose	12/13/2011	—	—	—	—	—		—	145,990	(3)			$235,044

	12/13/2011	—	—	—	—	—		—	16,459	(4)			$22,481

	12/13/2011	—	—	—	—	33,416	(5)	—	—				$43,812

	12/13/2011	—	—	—	—	—		—	11,164	(6)			$205,418

	12/13/2011	—	—	—	—	—		—	2,494	(7)			$45,890

Wilfred R. Bahl, Jr.	12/13/2011	—	—	—	—	—		—	134,760	(3)			$216,964

	12/13/2011	—	—	—	—	—		—	10,973	(4)			$14,988

	12/13/2011	—	—	—	—	22,277	(5)	—	—				$29,208

	12/13/2011	—	—	—	—	—		—	10,306	(6)			$189,630

	12/13/2011	—	—	—	—	—		—	1,663	(7)			$30,599

Marc E. Wallis	12/13/2011	—	—	—	—	—		—	123,530	(3)			$198,883

	12/13/2011	—	—	—	—	—		—	6,270	(4)			$8,564

	12/13/2011	—	—	—	—	12,730	(5)	—	—				$16,690

	12/13/2011	—	—	—	—	—		—	9,447	(6)			$173,825

	12/13/2011	—	—	—	—	—		—	950	(7)			$17,480

(1)	All Rentech equity grants to NEOs other than Messrs. Ramsbottom and Cohrs were made under Rentech’s 2009 Amended and Restated Incentive Award Plan. Messrs. Ramsbottom’s and Cohrs’ RSU awards for 230,601 and 136,275 shares, respectively (each as allocated to us), were granted under Rentech’s Amended and Restated 2006 Incentive Award Plan, as amended. The remaining RSU awards for Messrs. Ramsbottom and Cohrs (as allocated to us) were granted under Rentech’s 2009 Amended and Restated Incentive Award Plan. Amounts reflect the full grant date fair value of Rentech RSUs granted during the Transition Period, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. Rentech provides information regarding the assumptions used to calculate the fair value of all compensatory equity awards made to executive officers in note 15 to its consolidated financial statements included in Rentech’s Form 10-K, filed March 15, 2012. There can be no assurance that awards will vest (in which case no value will be realized by the individual), or that the value upon vesting will approximate the aggregate grant date fair value determined under ASC Topic 718.

(2)	All of our equity grant awards were made under the Rentech Nitrogen Partners, L.P. 2011 Long-Term Incentive Plan. Amounts reflect the full grant date fair value of Partnership phantom units granted during the Transition Period, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the fair value of all compensatory equity awards made to executive officers in note 7 to our consolidated financial statements included in this report. There can be no assurance that awards will vest (in which case no value will be realized by the individual), or that the value upon vesting will approximate the aggregate grant date fair value determined under ASC Topic 718.
(3)	These Rentech RSUs will vest in three substantially equal annual installments on November 9, 2012, 2013 and 2014, subject to the executive’s continued employment through the applicable vesting date and accelerated vesting (i) in full upon the executive’s termination of employment by the employer without cause or by the executive for good reason, (ii) in full upon the executive’s death or disability or (iii) on a pro rata basis if the executive terminates employment for any other reason.
(4)	These Rentech RSUs will vest in three substantially equal annual installments on October 12, 2012, 2013 and 2014, subject to the executive’s continued employment through the applicable vesting date and accelerated vesting in connection with (i) the executive’s termination of employment by the employer without cause or by the executive for good reason, in either case, in connection with a change of control of Rentech or (ii) the executive’s death or disability.
(5)	These Rentech PSUs vest in full on the first date occurring on or prior to October 12, 2014 on which Rentech’s value weighted average share price for any thirty-day period equals or exceeds $3.00, subject to the executive’s continued employment through the applicable vesting date and further subject to accelerated vesting in connection with (i) the executive’s termination of employment by the employer without cause or by the executive for good reason, in either case, in connection with a change in control of Rentech or (ii) the executive’s death or disability.
(6)	These Partnership phantom units vest in three substantially equal installments on November 9, 2012, 2013 and 2014, subject to the executive’s continued employment through the applicable vesting date and accelerated vesting (i) in full upon the executive’s termination of employment by the employer without cause or by the executive for good reason, (ii) in full upon the executive’s death or disability or (iii) on a pro rata basis if the executive terminates employment for any other reason.
(7)	These Partnership phantom units vest in three substantially equal installments on October 12, 2012, 2013 and 2014, subject to the executive’s continued employment through the applicable vesting date and accelerated vesting (i) upon the executive’s termination of employment by the employer without cause or by the executive for good reason, in either case, in connection with a change of control of the Partnership or (ii) upon the executive’s death or disability.

Narrative Disclosure to Summary Compensation Table

and Grants of Plan-Based Awards Table

Employment Agreements with Shared NEOs

Messrs. Ramsbottom and Cohrs are parties to employment agreements with Rentech that expire on December 31 and October 22, 2011, respectively, subject in each case to automatic one-year renewals absent 90-days’ advance notice from either party to the contrary. Under these employment agreements, Messrs. Ramsbottom and Cohrs are entitled, respectively, to (i) base salaries which, effective as of January 1, 2012, were $497,200 and $426,575, and (ii) annual incentive bonuses targeted at 100% and 60% of applicable base salary (with actual bonus eligibility for each executive ranging from zero to twice the applicable target).

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

Post-IPO Employment Agreements with Non-Shared NEOs

In connection with our IPO, our general partner entered into employment agreements with each of our Non-Shared NEOs (referred to herein as the “post-IPO employment agreements”), which became effective upon the closing of our IPO and superseded these executives’ existing change in control severance agreements with REMC. Each post-IPO employment agreement continues for an initial term of two years, subject to automatic one-year renewals thereafter. Under their post-IPO employment agreements, Messrs. Ambrose, Bahl and Wallis receive annual base salaries which, effective as of January 1, 2012, were $217,661, $205,965 and $195,615, respectively. In addition, these agreements provide that Messrs. Ambrose and Bahl will be eligible to receive annual cash bonuses targeted at 40% and 30% of base salary, respectively (and capped at 80% and 60% of base salary, respectively), while Mr. Wallis will be eligible to receive a non-targeted annual bonus of up to 150% of base salary, in each case, based on the attainment of performance criteria established by our general partner’s board of directors.

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

Pre-IPO Change in Control Severance Benefits Agreements with Non-Shared NEOs

Prior to the closing of our IPO, each of Messrs. Ambrose, Bahl and Wallis was party to a change in control severance benefits agreement with REMC, dated as of August 1, 2010, May 10, 2011, and August 12, 2008, respectively, that provided for certain severance and change in control benefits. Under these agreements, upon termination of employment by the employer without cause or by the executive for good reason (each as defined in the applicable agreement), in either case, within one month before or one year after a change in control of REMC, the executive was entitled to receive: (i) an amount equal to one times his annual base salary plus a bonus of 40% annual base salary or, with respect to Mr. Wallis, 20% of annual base salary, and (ii) company-paid continuation health benefits for up to 12 months. Cash severance payments would be paid in substantially equal installments over a twelve-month period following the date of termination (or, if later, the consummation of the change in control). During employment and for one year following termination, the change in control severance benefits agreements prohibited these NEOs from soliciting certain of our employees and customers. These agreements were replaced and superseded by the Non-Shared NEOs’ employment agreements with our general partner (as described above) upon the closing of our IPO.

Outstanding Equity Awards at December 31, 2011

The following table sets forth information with respect to the NEOs detailing outstanding equity awards from Rentech and the Partnership as of December 31, 2011. With respect to our Shared NEOs, the amounts set forth below reflect the total number of each NEO’s outstanding equity awards as of December 31, 2011 rather than an allocation based on the estimated percentage of time each Shared NEO dedicated to services for the Partnership during the Transition Period. In addition to the vesting schedules described for each outstanding award in the notes to this table, certain awards may be eligible for accelerated vesting in certain circumstances (for a discussion of accelerated equity vesting, see “—Potential Payments upon Termination or Change-in-Control” below).

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units or Shares of Stock that have not Vested (#)	Market Value of Units or Shares of Stock that have not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)(1)	Notes
D. Hunt Ramsbottom	250,000	—	—	$4.15	7/13/2016	—	—	—	—	(2)
	—	—	373,750	$1.82	(3)	—	—	—	—	(3)
	233,333	466,667	—	$0.95	10/4/2020	—	—	—	—	(4)
	—	—	—	—	—	—	—	1,000,000	$1,310,000	(5)
	—	—	—	—	—	75,000	$98,250	—	—	(6)
	—	—	—	—	—	133,226	$174,526	—	—	(7)
	—	—	—	—	—	29,751	$38,974	—	—	(8)
	—	—	—	—	—	200,000	$262,000	—	—	(9)
	—	—	—	—	—	435,097	$569,977	—	—	(10)
	—	—	—	—	—	401,875	$526,456	—	—	(11)
	—	—	—	—	—	—	—	800,625	$1,048,819	(12)
	—	—	—	—	—	33,273	544,014	—	—	(13)
Dan J. Cohrs	137,255	274,510	—	$0.95	10/4/2020	—	—	—	—	(4)
	—	—	—	—	—	—	—	700,000	$917,000	(5)
	—	—	—	—	—	61,666	$80,782	—	—	(6)
	—	—	—	—	—	16,402	$21,487	—	—	(8)
	—	—	—	—	—	117,647	$154,118	—	—	(9)
	—	—	—	—	—	302,834	$396,713	—	—	(10)
	—	—	—	—	—	195,938	$256,679	—	—	(11)
	—	—	—	—	—	—	—	397,812	$521,134	(12)
	—	—	—	—	—	23,158	378,633	—	—	(13)
John A. Ambrose	20,588	41,177	—	$0.95	10/4/2020	—	—	—	—	(4)
	—	—	—	—	—	16,666	$21,832	—	—	(6)
	—	—	—	—	—	17,647	$23,118	—	—	(9)
	—	—	—	—	—	145,990	$191,247	—	—	(10)
	—	—	—	—	—	16,459	$21,561	—	—	(11)
	—	—	—	—	—	—	—	33,416	$43,775	(12)
	—	—	—	—	—	11,164	182,531	—	—	(13)
	—	—	—	—	—	2,494	40,777	—	—	(14)
Wilfred R. Bahl, Jr.	30,000	—	—	$4.15	7/13/2016	—	—	—	—	(2)
	8,235	16,471	—	$0.95	10/4/2020	—	—	—	—	(4)
	—	—	—	—	—	10,000	$13,100	—	—	(6)
	—	—	—	—	—	7,059	$9,247	—	—	(9)
	—	—	—	—	—	134,760	$176,536	—	—	(10)
	—	—	—	—	—	10,973	$14,375	—	—	(11)
	—	—	—	—	—	—	—	22,277	$29,183	(12)
	—	—	—	—	—	10,306	168,503	—	—	(13)
	—	—	—	—	—	1,663	27,190	—	—	(14)
Marc E. Wallis	6,863	13,725	—	$0.95	10/4/2020	—	—	—	—	(4)
	—	—	—	—	—	8,334	$10,918	—	—	(6)
	—	—	—	—	—	5,883	$7,707	—	—	(9)
	—	—	—	—	—	123,530	$161,824	—	—	(10)
	—	—	—	—	—	6,270	$8,214	—	—	(11)
	—	—	—	—	—	—	—	12,730	$16,676	(12)
	—	—	—	—	—	9,447	154,458	—	—	(13)
	—	—	—	—	—	950	15,533	—	—	(14)

(1)	Calculated based on the $1.31 closing price of Rentech’s common stock on December 30, 2011 (the last business day of that year) except for the Partnership’s phantom units, described in notes 13 and 14 below, which was calculated based on the $16.35 closing price of the Partnership’s common units on December 30, 2011.
(2)	Represents a stock option award granted on July 14, 2006 that vested in three equal annual installments on each of July 14, 2007, 2008 and 2009.
(3)	Represents a warrant currently held by the Ramsbottom Family Living Trust that vested on December 31, 2011 and expires on December 31, 2012.
(4)	Represents Rentech stock options granted on October 4, 2010 that vest in three substantially equal annual installments on October 4, 2011, 2012 and 2013, subject to the executive’s continued employment through the applicable vesting date (these stock options are referred to below as the 2010 Options).
(5)	Represents Rentech RSUs granted on November 17, 2009 that are eligible to vest upon the attainment of milestones related to the development, construction and operation of Rentech’s Rialto Project or another comparable project designated by Rentech’s Compensation Committee. Subject to the executive’s continued employment through the applicable vesting date, sixty percent (60%) of the shares underlying each RSU award will vest upon the closing of financing for the project, twenty percent (20%) of the shares underlying each RSU award will vest upon completion of construction and initial operation of the project facility and twenty percent (20%) of the shares underlying each RSU award will vest upon sustained operation of the project facility (these RSUs are referred to below as the 2009 Performance-Vest RSUs).
(6)	Represents Rentech RSUs granted on November 17, 2009, the remaining unvested one-third of which will vest on November 17, 2012, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the 2009 Time-Vest RSUs).

(7)	Represents Rentech RSUs granted on November 3, 2009, of which approximately 56% vested upon grant and the remaining portion will vest November 3, 2012, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as Management Stock Purchase Plan RSUs).
(8)	Represents Rentech RSUs granted on December 10, 2009, of which 50% vested upon grant and the remaining portion will vest December 10, 2012, subject to the executive’s continued employment through the applicable vesting date (these RSUs are also referred to below as Management Stock Purchase Plan RSUs).
(9)	Represents Rentech RSUs granted on October 4, 2010, the remaining unvested two-thirds of which will vest in two substantially equal annual installments on October 4, 2012 and 2013, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the 2010 RSUs).
(10)	Represents Rentech RSUs granted on December 13, 2011 vesting in three equal annual installments on November 9, 2012, 2013 and 2014, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the 2011 IPO RSUs).
(11)	Represents Rentech RSUs granted on December 13, 2011 vesting in three equal annual installments on October 12, 2012, 2013 and 2014, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the 2011 Time-Vest RSUs).
(12)	Represents Rentech PSUs granted on December 13, 2011 vesting in full on the first date occurring on or prior to October 12, 2014 on which Rentech’s value weighted average share price for any thirty-day period equals or exceeds $3.00, subject to the executive’s continued employment through the applicable vesting date (these PSUs are referred to below as the 2011 PSUs).
(13)	Represents the Partnership’s phantom units granted on December 13, 2011 vesting in three equal annual installments on November 9, 2012, 2013 and 2014, subject to the executive’s continued employment through the applicable vesting date (these units are referred to below as the 2011 IPO Units).
(14)	Represents the Partnership’s phantom units granted on December 13, 2011 vesting in three equal annual installments on October 12, 2012, 2013 and 2014, subject to the executive’s continued employment through the applicable vesting date (these units are referred to below as the 2011 Time-Vest Units).

Option Exercises and Stock Vested

The following table sets forth information with respect to the NEOs concerning the option exercises and stock vested under Rentech’s equity plan(s) during the Transition Period. With respect to our Shared NEOs, the amounts set forth below reflect the total number of each NEO’s outstanding equity awards as of December 31, 2011 rather than an allocation based on the estimated percentage of time each Shared NEO dedicated to services for us during the Transition Period.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
D. Hunt Ramsbottom	—	—	175,000	$201,500
Dan J. Cohrs	—	—	228,825	$278,425
John A. Ambrose	—	—	25,491	$33,658
Wilfred R. Bahl, Jr.	—	—	13,529	$18,729
Marc E. Wallis	—	—	11,274	$15,607

(1)	Amounts shown are based on the fair market value of Rentech’s common stock on the applicable vesting date.

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

In addition, the Shared NEOs will be entitled to the following enhanced vesting provisions with respect to qualifying terminations occurring outside of the context of a change in control of Rentech:

•

The 2011 Time-Vest RSUs, 2011 PSUs, 2010 Options, 2010 RSUs, the 2009 Time-Vest RSUs and the Management Stock Purchase Plan RSUs held by the executive will accelerate and vest in full upon a termination of employment due to the applicable executive’s death or disability.

•

The 2011 IPO RSUs and the 2011 IPO Units held by the executive will (i) accelerate and vest in full upon the executive’s termination of employment without cause or for good reason, or due to the executive’s death or disability, and (ii) vest with respect to a pro rata portion of the number of unvested RSUs that would have vested on the next subsequent vesting date upon any other termination of employment other than a termination for cause.

•

The 2009 Performance-Vest RSUs held by the executive will, following the executive’s termination due to his death or disability, remain outstanding and eligible to vest for a period of six months following such termination and will vest if and to the extent that applicable vesting milestones are attained during such period.

Shared NEOs, Change in Control (No Termination)

The Shared NEOs are not entitled to any cash payments based solely on the occurrence of a change in control of Rentech (absent any qualifying termination), however, the Shared NEOs will be entitled to full accelerated vesting upon such change in control with respect to their Management Stock Purchase Plan RSUs. The 2011 IPO RSUs, 2011 Time-Vest RSUs, 2011 PSUs, 2011 IPO Units, 2010 Options, 2010 RSUs, 2009 Time-Vest RSUs and 2009 Performance-Vest RSUs are not impacted by a change in control of Rentech (absent a qualifying termination in connection with such change in control).

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

In addition, the Shared NEOs will be entitled to the following enhanced vesting provisions with respect to qualifying terminations occurring in connection with a change in control of Rentech:

•

The 2011 Time-Vest RSUs, 2011 PSUs, 2010 Options, the 2010 RSUs and the 2009 Time-Vest RSUs will vest in full if the executive terminates employment without cause or for good reason, in either case, within sixty days prior to or one year after the change in control.

•

As noted above, (i) the Management Stock Purchase Plan RSUs held by the executive will vest in full upon the change in control (without regard to whether the executive terminates employment) and (ii) the 2011 IPO RSUs and 2011 IPO Units will vest in full upon a termination without cause or for good reason, or due to the executive’s death or disability (whether or not in connection with a change in control).

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

Non-Shared NEOs, Termination Not in Connection with a Change in Control

Under the Non-Shared NEOs’ post-IPO employment agreements (which superseded these executives’ prior change in control severance benefits agreements prior to the end of the Transition Period), upon termination of employment by the employer without cause or by the executive for good reason (each as defined in the applicable agreement), the executive is entitled to receive: (i) an amount equal to one times his annual base salary, payable in substantially equal instalments over a twelve-month period following the date of termination, plus one times his target bonus for the year in which termination occurs (or, in the case of Mr. Wallis, who does not have a target bonus, payment of an additional amount equal to 100% of his base salary), and (ii) up to 12 months of subsidized healthcare premiums. If our general partner elects not to renew the employment term, the executive is entitled to a reduced severance consisting solely of one year of base salary continuation. During employment and for one year following termination, the employment agreements prohibited these NEOs from soliciting certain of our employees and customers.

In addition, the Non-Shared NEOs will be entitled to the following enhanced vesting provisions with respect to qualifying terminations:

•

The 2011 Time-Vest RSUs, 2011 PSUs, 2011 Time-Vest Units, 2010 Options, 2010 RSUs and the 2009 Time-Vest RSUs held by the executive will accelerate and vest in full upon a termination of employment due to the applicable executive’s death or disability.

•

The 2011 IPO RSUs and the 2011 IPO Units held by the executive will (i) accelerate and vest in full upon the executive’s termination of employment without cause or for good reason, or due to the executive’s death or disability, and (ii) vest with respect to a pro rata portion of the number of unvested RSUs that would have vested on the next subsequent vesting date upon any other termination of employment other than a termination for cause.

Non-Shared NEOs, Change in Control (No Termination)

The Non-Shared NEOs are not entitled to any cash payments or any accelerated vesting of equity awards based solely on the occurrence of a change in control of Rentech and/or the Partnership (absent any qualifying termination).

Non-Shared NEOs, Termination in Connection with a Change in Control

If the Non-Shared NEOs terminate employment without cause, for good reason or due a non-renewal of the applicable employment term by us, in any case, then the executive will receive the severance described above. In addition, the following enhanced vesting provisions will apply:

•

The 2011 Time-Vest RSUs, 2011 PSUs, 2011 Time-Vest Units, 2010 Options, 2010 RSUs and the 2009 Time-Vest RSUs held by the executive will vest in full if the executive terminates employment without cause or for good reason, in either case, within sixty days prior to or one year after the change in control. Each of these awards also vests in full upon the executive’s termination of employment due to death or disability (whether or not in connection with a change in control).

•

As noted above, the 2011 IPO RSUs and 2011 IPO Units will vest in full upon a termination without cause or for good reason, or due to the executive’s death or disability (whether or not in connection with a change in control).

The following table summarizes the change-in-control and/or severance payments and benefits to which we expect that our NEOs would have become entitled if the relevant event(s) had occurred on December 31, 2011, in accordance with applicable disclosure rules. With respect to our Shared NEOs, the amounts set forth below reflect the portion of these NEOs’ change-in-control and severance payments that we estimate will be attributable to services performed by these NEOs for the Partnership during the Transition Period, calculated in the same manner as amounts disclosed for these Shared NEOs in the Summary Compensation Table.

Name	Benefit	Termination without Cause or for Good Reason ($)		Termination due to Non- Renewal ($)		Termination due to Death/ Disability ($)		Qualifying Termination in Connection with a Change in Control		Change in Control (No Termination)		Other Terminations
D. Hunt

Ramsbottom	Cash Severance	$769,560	(1)	$769,560	(1)	—		$769,560	(2)	—		—
	Value of Accelerated Stock Awards(3)	$302,088	(4)	—	(5)	$1,441,071	(6)	$2,135,371	(7)	$113,155	(8)	$14,346	(9)
	Value of Accelerated Option Awards(10)	—		—		$89,040	(11)	$89,040	(12)	—		—
	Value of Accelerated Units(13)	$544,014	(14)	—	(5)	$544,014	(15)	$544,014	(16)	—		$25,834	(17)
	Value of Healthcare Premiums	$15,147	(18)	$15,147	(18)	—		$15,147	(18)	—		—
	Value of Excise Tax Gross-Up	—		—		—		$1,202,606	(19)	$—	(19)	—

	Total	$1,630,809		$784,707		$2,074,125		$4,755,738		$113,155		$40,180

Dan J. Cohrs	Cash Severance	$298,980	(20)	$186,863	(21)	—		$298,980	(22)	—		—
	Value of Accelerated Stock Awards(3)	$178,521	(23)	—	(5)	$643,910	(24)	$1,056,560	(25)	$9,669	(26)	$8,478	(27)
	Value of Accelerated Option Awards(10)	—		—		$44,471	(28)	$44,471	(29)	—		—
	Value of Accelerated Units(13)	$378,633	(30)	—	(5)	$378,633	(31)	$378,633	(32)	—		$17,981	(33)
	Value of Healthcare Premiums	$12,861	(18)	—		—		$12,861	(18)	—		—
	Value of Excise Tax Gross-Up	—		—		—		$541,918	(19)	$—	(19)	—

	Total	$868,995		$186,863		$1,067,014		$2,333,423		$9,669		$26,459

Name	Benefit	Termination without Cause or for Good Reason ($)		Termination due to Non- Renewal ($)		Termination due to Death/ Disability ($)		Qualifying Termination in Connection with a Change in Control		Change in Control (No Termination)	Other Terminations
John A. Ambrose	Cash Severance	$294,420	(20)	$210,300	(21)	—		—		—	—
	Value of Accelerated Stock Awards(3)	$191,247	(34)	—	(5)	$301,533	(35)	$301,533	(36)	—	$9,082	(37)
	Value of Accelerated Option Awards(10)	—		—		$14,824	(38)	$14,824	(38)	—	—
	Value of Accelerated Units(13)	$182,531	(39)	—	(5)	$223,308	(40)	$223,308	(41)	—	$8,668	(42)
	Value of Healthcare Premiums	$19,053	(18)	—		—		—		—	—

	Total	$687,251		$210,300		$539,665		$539,665		—	$17,750

Wilfred R. Bahl, Jr.	Cash Severance	$258,700	(20)	$199,000	(21)	—		—		—	—
	Value of Accelerated Stock Awards(3)	$176,536	(43)	—	(5)	$242,440	(44)	$242,440	(45)	—	$8,383	(46)
	Value of Accelerated Option Awards(10)	—		—		$5,929	(47)	$5,929	(47)	—	—
	Value of Accelerated Units(13)	$168,503	(48)	—	(5)	$195,693	(49)	$195,693	(50)	—	$8,002	(51)
	Value of Healthcare Premiums	$19,053	(18)	—		—		—		—	—

	Total	$622,792		$199,000		$444,062		$444,062		—	$16,385

Marc E. Wallis	Cash Severance	$378,000	(20)	$189,000	(21)	—		—		—	—
	Value of Accelerated Stock Awards(3)	$161,824	(52)	—	(5)	$205,339	(53)	$205,339	(54)	—	$7,685	(55)
	Value of Accelerated Option Awards(10)	—		—		$4,941	(56)	$4,941	(56)	—	—
	Value of Accelerated Units(13)	$154,458	(57)	—	(5)	$169,991	(58)	$169,991	(59)	—	$7,335	(60)
	Value of Healthcare Premiums	$19,053	(18)	—		—		—		—	—

	Total	$713,335		$189,000		$380,271		$380,271		—	$15,020

(1)	Represents three times Mr. Ramsbottom’s annual base salary, payable over the two-year period after his termination date.
(2)	Represents three times Mr. Ramsbottom’s annual base salary, payable in a lump sum upon termination.
(3)	Value of RSUs determined by multiplying the number of accelerating RSUs by the fair market value of Rentech’s common stock ($1.31) on December 30, 2011.
(4)	Represents the aggregate value of 230,601 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Ramsbottom’s termination without cause or for good reason on December 31, 2011.
(5)

Pursuant to the terms of the applicable award agreements, 2011 IPO RSUs and 2011 IPO Units vest pro rata on an accelerated basis upon an executive’s termination due to non-renewal of the executive’s employment agreement; however, none of the NEOs’ employment agreements was up for renewal as December 31, 2011. Therefore, no such accelerated vesting would have occurred due to non-renewal the executives’ employment agreements on December 31, 2011.

(6)

Represents the aggregate value of 230,601 unvested 2011 IPO RSUs, 212,994 unvested 2011 Time-Vest RSUs, 424,331 unvested 2011 PSUs, 106,000 unvested 2010 RSUs, 39,750 unvested 2009 Time-Vest RSUs and 86,378 unvested Management Stock Purchase Plan RSUs held by Mr. Ramsbottom that would have vested on an accelerated basis upon Mr. Ramsbottom’s termination due to death or disability on December 31, 2011. We have assumed for purposes of this calculation that all performance criteria applicable to the 2011 PSUs were attained on December 31, 2011 (and, accordingly, the unvested 2011 PSUs held by Mr. Ramsbottom vested in full on such date).

(7)

Represents the aggregate value of (i) 230,601 unvested 2011 IPO RSUs, 212,994 unvested 2011 Time-Vest RSUs, 424,331 unvested 2011 PSUs, 106,000 unvested 2010 RSUs, 39,750 unvested 2009 Time-Vest RSUs and 530,000 unvested 2009 Performance-Vest RSUs that would have vested on an accelerated basis if Mr. Ramsbottom terminated employment without cause or for good reason on December 31, 2011 and, in either case, such termination occurred within sixty days prior to or one year after a change in control of Rentech, and (ii) 86,378 unvested Management Stock Purchase Plan RSUs. We have assumed for purposes of this calculation that (A) all performance criteria applicable to the 2009 Performance-Vest RSUs and 2011 PSUs were attained on December 31, 2011 (and, accordingly, the unvested 2009 Performance-Vest RSUs and 2011 PSUs held by Mr. Ramsbottom vested in full on such date) and (B) the relevant change in control occurred on December 31, 2011 (and, accordingly, the unvested Management Stock Purchase Plan RSUs held by Mr. Ramsbottom vested in full on such date).

(8)	Represents the aggregate value of 86,378 unvested Management Stock Purchase Plan RSUs held by Mr. Ramsbottom that would have vested on an accelerated basis upon a change in control of Rentech.
(9)	Represents the aggregate value of 10,951 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Ramsbottom’s termination of employment for any reason.
(10)	Value of options determined by multiplying the fair market value of Rentech’s common stock ($1.31) on December 30, 2011, less the applicable exercise price, by the number of accelerating options.
(11)

Represents the aggregate value of 247,333 unvested 2010 Options held by Mr. Ramsbottom that would have vested on an accelerated basis upon Mr. Ramsbottom’s termination due to death or disability on December 31, 2011.

(12)

Represents the aggregate value of 247,333 unvested 2010 Options held by Mr. Ramsbottom that would have vested on an accelerated basis if Mr. Ramsbottom terminated employment without cause or for good reason on December 31, 2011 and, in either case, such termination occurred within sixty days prior to or one year after the change in control.

(13)

Value of 2011 IPO Units and 2011 Time-Vest Units determined by multiplying the number of accelerating Partnership units by the fair market value of the Partnership’s common unit ($16.35) on December 30, 2011.

(14)	Represents the aggregate value of 33,273 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Ramsbottom’s termination without cause or for good reason on December 31, 2011.
(15)

Represents the aggregate value of 33,273 unvested 2011 IPO Units held by Mr. Ramsbottom that would have vested on an accelerated basis upon Mr. Ramsbottom’s termination due to death or disability on December 31, 2011.

(16)

Represents the aggregate value of 33,273 unvested 2011 IPO Units held by Mr. Ramsbottom that would have vested on an accelerated basis if Mr. Ramsbottom terminated employment without cause or for good reason on December 31, 2011 and, in either case, such termination occurred within sixty days prior to or one year after the change in control.

(17)	Represents the aggregate value of 1,580 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Ramsbottom termination of employment for any reason.
(18)

Represents the cost of Company-paid continuation health benefits for eighteen months (in the case of the Shared NEOs) or twelve months (in the case of the Non-Shared NEOs), based on our estimated costs to provide such coverage. For purposes of continuation health benefits, a “qualifying termination in connection with a change in control” means: (i) for Mr. Ramsbottom, a termination without cause, for good reason or due to Rentech’s non-renewal of his employment agreement within three months before or two years after a change in control of Rentech, and (ii) for Mr. Cohrs, a termination without cause or for good reason within three months before or two years after a change in control of Rentech.

(19)

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

(20)

Represents the executive’s annual base salary, payable over the one-year period after his termination date, plus (i) with respect to Messrs. Cohrs, Ambrose and Bahl, their target annual incentive bonuses and (ii) with respect to Mr. Wallis, a bonus equal to 100% of his annual base salary.

(21)	Represents executive’s annual base salary, payable over the one-year period after his termination date.
(22)	Represents Mr. Cohrs’ annual base salary plus target bonus, payable in a lump sum upon termination.
(23)	Represents the aggregate value of 136,275 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Cohrs’ termination without cause or for good reason on December 31, 2011.
(24)

Represents the aggregate value of 136,275 unvested 2011 IPO RSUs, 88,172 unvested 2011 Time-Vest RSUs, 179,015 unvested 2011 PSUs, 52,941 unvested 2010 RSUs, 27,750 unvested 2009 Time-Vest RSUs, unvested 7,381 Management Stock Purchase Plan RSUs held by Mr. Cohrs that would have vested on an accelerated basis upon Mr. Cohrs’ termination due to death or disability on December 31, 2011. We have assumed for purposes of this calculation that all performance criteria applicable to the 2011 PSUs were attained on December 31, 2011 (and, accordingly, the unvested 2011 PSUs held by Mr. Cohrs vested in full on such date).

(25)

Represents the aggregate value of (i) 136,275 unvested 2011 IPO RSUs, 88,172 unvested 2011 Time-Vest RSUs, 179,015 unvested 2011 PSUs, 52,941 unvested 2010 RSUs, 27,750 unvested 2009 Time-Vest RSUs and 315,000 unvested 2009 Performance-Vest RSUs that would have vested on an accelerated basis if Mr. Cohrs terminated employment without cause or for good reason on December 31, 2011 and, in either case, such termination occurred within sixty days prior to or one year after a change in control of Rentech, and (ii) 7,381 unvested Management Stock Purchase Plan RSUs. We have assumed for purposes of this calculation that (A) all performance criteria applicable to the 2009 Performance-Vest RSUs and 2011 PSUs were attained on December 31, 2011 (and, accordingly, the unvested 2009 Performance-Vest RSUs and 2011 PSUs held by Mr. Cohrs vested in full on such date) and (B) the relevant change in control occurred on December 31, 2011 (and, accordingly, the unvested Management Stock Purchase Plan RSUs held by Mr. Cohrs, in each case, vested in full on such date).

(26)	Represents the aggregate value of 7,381 unvested Management Stock Purchase Plan RSUs held by Mr. Cohrs that would have vested on an accelerated basis upon a change in control of Rentech.
(27)	Represents the aggregate value of 6,472 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Cohrs’ termination of employment for any reason.
(28)

Represents the aggregate value of 123,530 unvested 2010 Options held by Mr. Cohrs that would have vested on an accelerated basis upon Mr. Cohrs’ termination due to death or disability on December 31, 2011.

(29)

Represents the aggregate value of 123,530 unvested 2010 Options held by Mr. Cohrs that would have vested on an accelerated basis if Mr. Cohrs terminated employment without cause or for good reason on December 31, 2011 and, in either case, such termination occurred within sixty days prior to or one year after the change in control.

(30)	Represents the aggregate value of 23,158 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Cohrs’ termination without cause or for good reason on December 31, 2011.
(31)

Represents the aggregate value of 23,158 unvested 2011 IPO Units held by Mr. Cohrs that would have vested on an accelerated basis upon Mr. Cohrs’ termination due to death or disability on December 31, 2011.

(32)

Represents the aggregate value of 23,158 unvested 2011 IPO Units held by Mr. Cohrs that would have vested on an accelerated basis if Mr. Cohrs terminated employment without cause or for good reason on December 31, 2011 and, in either case, such termination occurred within sixty days prior to or one year after the change in control.

(33)	Represents the aggregate value of 1,100 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Cohrs’ termination of employment for any reason.

(34)	Represents the aggregate value of 145,990 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Ambrose’s termination without cause or for good reason on December 31, 2011.
(35)

Represents the aggregate value of 145,990 unvested 2011 IPO RSUs, 16,459 unvested 2011 Time-Vest RSUs, 33,416 unvested 2011 PSUs, 17,647 unvested 2010 RSUs and 16,666 unvested 2009 Time-Vest RSUs held by Mr. Ambrose that would have vested on an accelerated basis upon either (i) Mr. Ambrose’s termination due to death or disability on December 31, 2011, or (ii) Mr. Ambrose’s termination without cause or for good reason within one month before or one year after a change in control of the Partnership. We have assumed for purposes of this calculation that all performance criteria applicable to the 2011 PSUs were attained on December 31, 2011 (and, accordingly, the unvested 2011 PSUs held by Mr. Ambrose vested in full on such date).

(36)

Represents the aggregate value of 145,990 unvested 2011 IPO RSUs, 16,459 unvested 2011 Time-Vest RSUs, 33,416 unvested 2011 PSUs, 17,647 unvested 2010 RSUs, and 16,666 unvested 2009 Time-Vest RSUs that would have vested on an accelerated basis if Mr. Ambrose terminated employment without cause or for good reason on December 31, 2011 and, in either case, such termination occurred within sixty days prior to or one year after a change in control of Rentech. We have assumed for purposes of this calculation that (A) all performance criteria applicable to the 2011 PSUs were attained on December 31, 2011 (and, accordingly, the unvested 2011 PSUs held by Mr. Ambrose vested in full on such date) and (B) the relevant change in control occurred on December 31, 2011.

(37)	Represents the aggregate value of 6,933 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Ambrose’s termination of employment for any reason.
(38)

Represents the aggregate value of 41,177 unvested 2010 Options held by Mr. Ambrose that would have vested on an accelerated basis upon either (i) Mr. Ambrose’s termination due to death or disability on December 31, 2011, or (ii) Mr. Ambrose’s termination without cause or for good reason within one month before or one year after a change in control of the Partnership, in each case.

(39)	Represents the aggregate value of 11,164 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Ambrose’s termination without cause or for good reason on December 31, 2011.
(40)

Represents the aggregate value of 11,164 unvested 2011 IPO Units and2,494 unvested 2011 Time-Vest Units held by Mr. Ambrose that would have vested on an accelerated basis upon Mr. Ambrose’s termination due to death or disability on December 31, 2011.

(41)

Represents the aggregate value of (i) 2,494 unvested 2011 Time-Vest Units held by Mr. Ambrose that would have vested on an accelerated basis if Mr. Ambrose terminated employment without cause or for good reason on December 31, 2011 and, in either case, such termination occurred within sixty days prior to or one year after the change in control, and (ii) 11,164 unvested 2011 IPO Units that would have vested on an accelerated basis if Mr. Ambrose terminated employment without cause or for good reason on December 31, 2011.

(42)	Represents the aggregate value of 530 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Ambrose’s termination of employment for any reason.
(43)	Represents the aggregate value of 134,760 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Bahl’s termination without cause or for good reason on December 31, 2011.
(44)

Represents the aggregate value of 134,760 unvested 2011 IPO RSUs, 10,973 unvested 2011 Time-Vest RSUs, 22,277 unvested 2011 PSUs, 7,059 unvested 2010 RSUs and 10,000 unvested 2009 Time-Vest RSUs held by Mr. Bahl that would have vested on an accelerated basis upon either (i) Mr. Bahl’s termination due to death or disability on December 31, 2011, or (ii) Mr. Bahl’s termination without cause or for good reason within one month before or one year after a change in control of the Partnership. We have assumed for purposes of this calculation that all performance criteria applicable to the 2011 PSUs were attained on December 31, 2011 (and, accordingly, the unvested 2011 PSUs held by Mr. Bahl vested in full on such date).

(45)

Represents the aggregate value of 134,760 unvested 2011 IPO RSUs, 10,973 unvested 2011 Time-Vest RSUs, 22,277 unvested 2011 PSUs, 7,059 unvested 2010 RSUs, and 10,000 unvested 2009 Time-Vest RSUs that would have vested on an accelerated basis if Mr. Bahl terminated employment without cause or for good reason on December 31, 2011 and, in either case, such termination occurred within sixty days prior to or one year after a change in control of Rentech. We have assumed for purposes of this calculation that (A) all performance criteria applicable to the 2011 PSUs were attained on December 31, 2011 (and, accordingly, the unvested 2011 PSUs held by Mr. Bahl vested in full on such date) and (B) the relevant change in control occurred on December 31, 2011.

(46)	Represents the aggregate value of 6,400 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Bahl’s termination of employment for any reason.
(47)

Represents the aggregate value of 16,471 unvested 2010 Options held by Mr. Bahl that would have vested on an accelerated basis upon either (i) Mr. Bahl’s termination due to death or disability on December 31, 2011, or (ii) Mr. Bahl’s termination without cause or for good reason within one month before or one year after a change in control of the Partnership.

(48)	Represents the aggregate value of 10,306 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Bahl’s termination without cause or for good reason on December 31, 2011.
(49)

Represents the aggregate value of 10,306 unvested 2011 IPO Units and1,663 unvested 2011 Time-Vest Units held by Mr. Bahl that would have vested on an accelerated basis upon Mr. Bahl termination due to death or disability on December 31, 2011.

(50)

Represents the aggregate value of (i) 1,663 unvested 2011 Time-Vest Units held by Mr. Bahl that would have vested on an accelerated basis if Mr. Bahl terminated employment without cause or for good reason on December 31, 2011 and, in either case, such termination occurred within sixty days prior to or one year after the change in control, and (ii) 10,306 unvested 2011 IPO Units that would have vested on an accelerated basis if Mr. Bahl terminated employment without cause or for good reason on December 31, 2011.

(51)	Represents the aggregate value of 489 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Bahl’s termination of employment for any reason.
(52)	Represents the aggregate value of 123,530 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Wallis’ termination without cause or for good reason on December 31, 2011.
(53)

Represents the aggregate value of 123,530 unvested 2011 IPO RSUs, 6,270 unvested 2011 Time-Vest RSUs, 12,730 unvested 2011 PSUs, 5,883 unvested 2010 RSUs and 8,334 unvested 2009 Time-Vest RSUs held by Mr. Wallis that would have vested on an accelerated basis upon either (i) Mr. Wallis’ termination due to death or disability on December 31, 2011, or (ii) Mr. Wallis’ termination without cause or for good reason within one month before or one year after a change in control of the Partnership. We have assumed for purposes of this calculation that all performance criteria applicable to the 2011 PSUs were attained on December 31, 2011 (and, accordingly, the unvested 2011 PSUs held by Mr. Wallis vested in full on such date).

(54)

Represents the aggregate value of 123,530 unvested 2011 RSUs, 6,270 unvested 2011 Time-Vest RSUs, 12,730 unvested 2011 PSUs, 5,883 unvested 2010 RSUs, and 8,334 unvested 2009 Time-Vest RSUs that would have vested on an accelerated basis if Mr. Wallis terminated employment without cause or for good reason on December 31, 2011 and, in either case, such termination occurred within sixty days prior to or one year after a change in control of Rentech. We have assumed for purposes of this calculation that (A) all performance criteria applicable to the 2011 PSUs were attained on December 31, 2011 (and, accordingly, the unvested 2011 PSUs held by Mr. Wallis vested in full on such date) and (B) the relevant change in control occurred on December 31, 2011.

(55)	Represents the aggregate value of 5,866 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Wallis’ termination of employment for any reason.
(56)

Represents the aggregate value of 13,725 unvested 2010 Options held by Mr. Wallis that would have vested on an accelerated basis upon either (i) Mr. Wallis’ termination due to death or disability on December 31, 2011, or (ii) Mr. Wallis’ termination without cause or for good reason within one month before or one year after a change in control of the Partnership.

(57)	Represents the aggregate value of 9,447 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Wallis’ termination without cause or for good reason on December 31, 2011.
(58)

Represents the aggregate value of 9,447 unvested 2011 IPO Units and 950 unvested 2011 Time-Vest Units held by Mr. Wallis that would have vested on an accelerated basis upon Mr. Wallis termination due to death or disability on December 31, 2011.

(59)

Represents the aggregate value of (i) 950 unvested 2011 Time-Vest Units held by Mr. Wallis that would have vested on an accelerated basis if Mr. Wallis terminated employment without cause or for good reason on December 31, 2011 and, in either case, such termination occurred within sixty days prior to or one year after the change in control, and (ii) 9,447 unvested 2011 IPO Units that would have vested on an accelerated basis if Mr. Wallis terminated employment without cause or for good reason on December 31, 2011.
(60)	Represents the aggregate value of 449 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Wallis’ termination of employment for any reason.

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

The following table presents information regarding beneficial ownership of our common units as of February 29, 2012 by:

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

Name and Address of Beneficial Owner	Amount and Nature of Common Units Beneficially Owned(1)	Percentage of Total Common Units(2)
Rentech Nitrogen GP, LLC(3)	—	—
RNHI(4)	23,250,000	60.8%
D. Hunt Ramsbottom	—	—
Dan J. Cohrs	—	—
John H. Diesch	—	—
John A. Ambrose	—	—
Wilfred R. Bahl, Jr.	—	—
Marc E. Wallis	—	—
Halbert S. Washburn	—	—
Michael F. Ray	—	—
Michael S. Burke	—	—
James F. Dietz	4,428	—
Keith B. Forman	—	—
All directors and executive officers as a group (11 persons)	4,428	—

*	Less than 1%.
(1)	The Security Ownership table above does not include unvested phantom units held by NEOs that will vest assuming the continued employment of the NEO beyond each applicable vesting date:

•	D. Hunt Ramsbottom – 33,273 phantom units;

•	Dan J. Cohrs – 23,158 phantom units;

•	John A. Ambrose – 13,658 phantom units;

•	Wilfred R. Bahl, Jr. – 11,969 phantom units; and

•	Marc E. Wallis – 10,397 phantom units.

(2)	Based on 38,250,000 common units outstanding as of February 29, 2012.
(3)	Our general partner, a wholly owned subsidiary of RNHI, manages and operates our business and has a non-economic general partner interest.
(4)	RNHI is an indirect wholly owned subsidiary of Rentech.

The following table sets forth, as of February 29, 2012, the number of shares of common stock of Rentech owned by each of the named executive officers and directors of our general partner and all executive officers and directors of our general partner as a group.

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

Name and Address of Beneficial Owner	Amount and Nature of Common Stock Beneficially Owned(1)(2)	Percentage of Total Common Stock(1)(3)
D. Hunt Ramsbottom(4)(5)	1,745,110	*
Dan J. Cohrs	509,180	*
John H. Diesch	268,964	*
John A. Ambrose	73,738	*
Wilfred R. Bahl, Jr.	143,395	*
Marc E. Wallis	52,393	*
Halbert S. Washburn	314,600	*
Michael F. Ray(6)	441,337	*
Michael S. Burke	297,600	*
James F. Dietz	—	*
Keith B. Forman	—	*
All directors and executive officers as a group (11 persons)	3,846,317	1.7%

*	Less than 1%

(1)	If a person has the right to acquire shares of common stock subject to options or other convertible or exercisable securities within 60 days of February 29, 2012, then such shares (including certain restricted stock units which are fully vested but will not be yet paid out until the earlier of the recipient’s termination and three years from the applicable award date, subject to any required payment delays arising under applicable tax laws) are deemed outstanding for purposes of computing the percentage ownership of that person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The following shares of common stock subject to stock options and warrants may be acquired within 60 days of February 29, 2012 and are included in the table above:

•	D. Hunt Ramsbottom—373,750 under warrants and 483,333 under options;

•	Dan J. Cohrs—137,255 under options;

•	John H. Diesch—94,902 under options;

•	John A. Ambrose—20,588 under options;

•	Wilfred R. Bahl, Jr.—38,235 under options;

•	Marc E. Wallis—6,863 under options;

•	Halbert S. Washburn—86,500 under options;

•	Michael F. Ray—86,500 under options;

•	Michael S. Burke—91,500 under options; and

•	all directors and executive officers as a group—373,750 under warrants and 1,045,676 under options.

(2)	The Security Ownership table above does not include the following:

(A) PSUs held by NEOs that vest upon the value weighted average price for Rentech stock equaling $3.00 or higher on or before October 12, 2014:

•	Dan J. Cohrs — 397,812 PSUs

•	D. Hunt Ramsbottom — 800,625 PSUs;

•	John H. Diesch — 190,000 PSUs;

•	John A. Ambrose — 33,416 PSUs;

•	Wilfred R. Bahl, Jr. — 22,277 PSUs; and

•	Marc E. Wallis — 12,730 PSUs.

(B) unvested RSUs and/or options held by NEOs or directors, as applicable that will vest assuming the continued employment of the officer or director beyond each applicable vesting date:

•	Dan J. Cohrs — 694,487 RSUs and 274,510 options;

•	D. Hunt Ramsbottom — 1,274,949 RSUs and 466,667 options;

•	John H. Diesch — 416,587 RSUs and 109,804 options;

•	John A. Ambrose — 196,763 RSUs and 41,177 options;

•	Wilfred R. Bahl, Jr. — 162,791 RSUs and 16,471 options;

•	Marc E. Wallis — 144,016 RSUs and 13,727 options;

•	Halbert S. Washburn — 27,500 RSUs;

•	Michael F. Ray — 27,500 RSUs; and

•	Michael S. Burke — 27,500 RSUs.

(3)	Based on 225,360,551 shares of common stock outstanding as of February 29, 2012.

(4)	Includes a warrant currently held by the Ramsbottom Family Living Trust for 373,750 shares. The warrant fully vested on December 31, 2011. The exercise price of the warrant is $1.82 per share. Mr. Ramsbottom is a trustor and trustee of the Ramsbottom Family Living Trust.

(5)	Includes 55,000 shares held for the benefit of Mr. Ramsbottom’s children as to which Mr. Ramsbottom disclaims beneficial ownership and 10,000 shares held by the L.E. Ramsbottom Living Trust beneficially owned by Mr. Ramsbottom’s spouse as to which Mr. Ramsbottom disclaims beneficial ownership.

(6)	Includes 7,500 shares held by Mr. Ray’s spouse’s IRA as to which Mr. Ray disclaims beneficial ownership.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to our compensation plan under which our equity securities are authorized for issuance. On November 2, 2011, the board of directors of our general partner adopted the 2011 LTIP.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	163,000	(1)	—	(2)	3,662,000
Equity compensation plans not approved by security holders	—		—		—

Total	163,000		—		3,662,000

(1)	Represents phantom units awarded under the 2011 LTIP.
(2)	Units do not have an exercise price. Payout is based on completing a specified period of employment.

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

For a discussion of director independence, see Part III—Item 10 “Directors, Executive Officers and Corporate Governance.”

RNHI, an indirect wholly-owned subsidiary of Rentech, owns (i) 23,250,000 common units, representing 60.8% of our outstanding common units and (ii) all of the member interests in our general partner and our general partner own a general partner interest in us.

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

Operational Stage

Distributions to RNHI and its affiliates

•     We will generally make cash distributions to our unitholders pro rata, including to RNHI, as a holder of common units. RNHI owns 23,250,000 common units, representing 60.8% of our outstanding common units, and would receive a pro rata percentage of the cash available for distribution that we distribute in respect thereof.

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

During the period from October 1, 2007 through November 8, 2011, pursuant to the management services agreement, Rentech made payments for corporate overhead costs on behalf of REMC, and used a portion of Rentech’s net operating loss carryforwards to satisfy income taxes attributable to REMC. During this period, Rentech and REMC elected to offset approximately $78.9 million of such corporate overhead costs and net operating loss carryforwards against a portion of intercompany loans. The amount of such offset included approximately $62.9 million of net operating loss carryforwards used to satisfy income taxes attributable to REMC. In June 2011, the remaining approximately $112.7 million of intercompany loans was reclassified as a dividend from REMC to Rentech. On November 9, 2011, we used a portion of the proceeds from our initial public offering to pay Rentech approximately $19.4 million of the balance due pursuant to the management services agreement, and treated the remaining approximately $1.7 million due as a capital contribution from Rentech to us.

Dividends

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

Bridge Loan

In connection with the ammonia expansion project, on December 28, 2011 Rentech entered into the bridge loan agreement as a lender, with us as guarantor, and RNLLC as the borrower. The bridge loan agreement consisted of a commitment by Rentech to lend up to $40.0 million to RNLLC until May 31, 2012, which we refer to as the bridge loan. We intended to use the bridge loan to fund certain capital expenditures and construction costs relating to our ammonia capacity expansion project until a term loan facility for the cost of the entire project could be put in place.

In connection with the bridge loan, the RNLLC also entered into a first amendment to credit agreement, dated as of December 28, 2011, or the first amendment, among itself, us as guarantor, and General Electric Capital Corporation, as administrative agent and lender. The first amendment amended the terms of the 2011 revolving credit facility to permit RNLLC and us to enter into the bridge loan agreement and to incur the bridge loan.

The bridge loan matured on the earlier of three months after the payoff and termination of the 2011 revolving credit facility or six months after the maturity of the 2011 revolving credit facility. All obligations of RNLLC under the bridge loan agreement were unconditionally guaranteed by us. The obligations of RNLLC and us to Rentech under the bridge loan agreement were unsecured and subordinated to the obligations of RNLLC and us under the 2011 revolving credit facility. In the event the 2011 revolving credit facility was terminated, we would have been required to pledge substantially all of our assets to secure the bridge loan if Rentech so requested.

Borrowings under the bridge loan initially bore interest at a rate equal to LIBOR plus a margin of 5.5%. On June 1, 2012 the margin over LIBOR would have increased to 6.0%, and on each subsequent six month anniversary thereof, the margin would have increased by an additional one half percent (0.5%). Interest on the bridge loan, if not paid in cash, would have capitalized monthly and added to the principal balance of the bridge loan and would have also bore interest. The principal amount of the bridge loan, including all capitalized interest added to the principal balance of the bridge loan, and any accrued and unpaid interest, would have been due and payable on the maturity of the bridge loan.

Upon signing the bridge loan agreement, RNLLC agreed to pay Rentech a closing fee equal to 2.0% of the committed amount, or $800.0 thousand. In the event the bridge loan was repaid on or prior to March 31, 2012, then 75% of the closing fee would have been credited toward RNLLC’s repayment amount, and if the bridge loan was repaid after March 31, 2012 but prior to June 1, 2012, then 50% of the closing fee would have been credited toward the repayment amount. No credits of the closing fee would have been made if repayment of the bridge loan occurred on or after June 1, 2012. At December 31, 2011, there were no outstanding advances under the bridge loan agreement.

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

The charter of the audit committee of the board of directors of our general partner, which is available on our website at www.rentechnitrogen.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The audit committee pre-approved all fees incurred in the three months ended December 31, 2011 and fiscal year 2011.

The following table presents fees billed and expected to be billed for professional audit services rendered by PricewaterhouseCoopers LLC for the three months ended December 31, 2011 and fiscal years 2011 and 2010 and fees billed and expected to be billed for other services rendered by PricewaterhouseCoopers LLC for the three months ended December 31, 2011 and fiscal years 2011 and 2010.

	Three Months Ended December 31,	Fiscal Year	Fiscal Year
	2011	2011	2010
PricewaterhouseCoopers LLP:
Audit Fees (1)	$400,000	$1,516,918	$491,402
Audit-Related Fees	—	—	—
Tax Fees (2)	179,944	—	81,153
All Other Fees	—	—	—

Total	$579,944	$1,516,918	$572,555

(1)	Represents the aggregate fees billed and expected to be billed for professional services rendered for the audit of REMC’s financial statements for the three months ended December 31, 2011 and fiscal years ended September 30, 2011 and 2010, assistance with Securities Act filings and related matters, consents issued in connection with Securities Act filings, and consultations on financial accounting and reporting standards arising during the course of the audit for the three months ended December 31, 2011 and fiscal years 2011 and 2010. Also includes REMC’s portion of aggregate fees billed and expected to be billed to Rentech for its consolidated financial statements for the fiscal years end September 30, 2011 and 2010, and for the audit of Rentech’s internal control over financial reporting and for reviews of the consolidated financial statements included in Rentech’s quarterly reports on Form 10-Q.
(2)	Represents REMC’s portion of aggregate fees billed to Rentech for its 2010 consolidated tax return and tax consultation regarding various issues including our structure.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules.

The information required by this Item is included in Part II—Item 8 “Financial Statements and Supplementary Data” of this report.

(b) Exhibits.

See Exhibit Index starting on page 130.

EXHIBIT INDEX

3.1	Certificate of Limited Partnership of Rentech Nitrogen Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Form S-1 filed by the Registrant on August 5, 2011).

3.2	Second Amended and Restated Agreement of Limited Partnership of Rentech Nitrogen Partners, L.P., dated as of November 9, 2011 (including form of common unit certificate) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on November 9, 2011).

3.3	Certificate of Formation of Rentech Nitrogen GP, LLC (incorporated by reference to Exhibit 3.3 to the Form S-1 filed by the Registrant on August 5, 2011).

3.4	Second Amended and Restated Limited Liability Company Agreement of Rentech Nitrogen GP, LLC, dated November 9, 2011 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on November 9, 2011).

3.5*	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Rentech Nitrogen Partners, L.P., dated as of February 1, 2012.

10.1	Distribution Agreement, dated April 26, 2006, between Royster-Clark Resources LLC and Rentech Development Corporation (incorporated by reference to Exhibit 10.1 to the Form S-1 filed by the Registrant on August 5, 2011).

10.2	Amendment to Distribution Agreement, dated October 13, 2009, among Rentech Energy Midwest Corporation, Rentech Development Corporation and Agrium U.S.A., Inc. (incorporated by reference to Exhibit 10.2 to the Form S-1 filed by the Registrant on August 5, 2011).

10.3	Assignment and Assumption Agreement, dated as of September 29, 2006, by and between Royster-Clark, Inc., Agrium U.S.A., Inc., and Rentech Development Corporation (incorporated by reference to Exhibit 10.3 to the Form S-1 filed by the Registrant on August 5, 2011).

10.4	Credit Agreement, dated January 29, 2010, by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc. and Credit Suisse AG, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15795) filed by Rentech, Inc. on February 1, 2010).

10.5	Guarantee and Collateral Agreement, dated January 29, 2010, by and among Rentech Energy Midwest Corporation, Rentech, Inc., the subsidiaries of Rentech, Inc. listed therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15795) filed by Rentech, Inc. on February 1, 2010).

10.6	Real Estate Mortgage, Assignment of Rents, Security Agreement and UCC Fixture Filing, dated January 29, 2010, by and among Rentech Energy Midwest Corporation, Rentech, Inc. and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15795) filed by Rentech, Inc. on February 1, 2010).

10.7	Amendment to Credit Agreement, Waiver and Collateral Agent Consent, dated July 21, 2010, among Rentech Energy Midwest Corporation, Rentech, Inc., certain subsidiaries of Rentech, Inc., the Lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15795) filed by Rentech, Inc. on July 26, 2010).

10.8	Incremental Loan Assumption Agreement, dated July 21, 2010, among Rentech Energy Midwest Corporation, Rentech, Inc., certain subsidiaries of Rentech, Inc., the Incremental Lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15795) filed by Rentech, Inc. on July 26, 2010).

10.9	Second Amendment to Credit Agreement, Waiver and Collateral Agent Consent, dated November 24, 2010, among Rentech Energy Midwest Corporation, Rentech, Inc., certain subsidiaries of Rentech, Inc., the Lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15795) filed by Rentech, Inc. on November 29, 2010).

10.10	Second Incremental Loan Assumption Agreement, dated November 24, 2010, among Rentech Energy Midwest Corporation, Rentech, Inc., certain subsidiaries of Rentech, Inc., the Incremental Lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15795) filed by Rentech, Inc. on November 29, 2010).

10.11	Credit Agreement, dated June 10, 2011, by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc., the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent and Credit Suisse Securities (USA) LLC as Sole Bookrunner, Sole Syndication Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15795) filed by Rentech, Inc. on June 14, 2011).

10.12	Guarantee and Collateral Agreement, dated June 10, 2011, by and among Rentech Energy Midwest Corporation, Rentech, Inc., the subsidiaries of Rentech, Inc. listed therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15795) filed by Rentech, Inc. on June 14, 2011).

10.13	Real Estate Mortgage, Assignment of Rents, Security Agreement and UCC Fixture Filing, dated June 10, 2011, by and among Rentech Energy Midwest Corporation, Rentech, Inc. and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15795) filed by Rentech, Inc. on June 14, 2011).

10.14	Agreement, dated November 1, 2010, between Northern Illinois Gas Company, d/b/a Nicor Gas Company and Rentech Energy Midwest (incorporated by reference to Exhibit 10.14 to the Form S-1 filed by the Registrant on August 5, 2011).

10.15	Services Agreement, dated as of November 9, 2011, by and among Rentech Nitrogen Partners, L.P., Rentech Nitrogen GP, LLC and Rentech, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on November 9, 2011).

10.16	Contribution, Conveyance and Assignment Agreement, dated as of November 9, 2011, by and among Rentech, Inc., Rentech Development Corporation, Rentech Nitrogen Holdings, Inc., Rentech Nitrogen GP, LLC, Rentech Nitrogen Partners, L.P. and Rentech Energy Midwest Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 9, 2011).

10.17	Omnibus Agreement, dated as of November 9, 2011, by and among Rentech, Inc., Rentech Nitrogen GP, LLC and Rentech Nitrogen Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 9, 2011).

10.18†	Amended and Restated Employment Agreement by and between Rentech, Inc. and D. Hunt Ramsbottom, dated December 31, 2008 (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to Annual Report on Form 10-K/A (File No. 001-15795) filed by Rentech, Inc. on January 28, 2009).

10.19†	Employment Agreement by and between Rentech, Inc. and Daniel J. Cohrs, dated October 22, 2008 (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 001-15795) filed by Rentech, Inc. on December 15, 2008).

10.20†	Employment Agreement by and between Rentech, Inc. and John H. Diesch, dated November 3, 2009 (incorporated by reference to Exhibit 10.20 to the Form S-1 filed by the Registrant on August 5, 2011).

10.21†	Change in Control Severance Benefits Agreement by and between Rentech Energy Midwest Corporation and John A. Ambrose, dated August 1, 2010 (incorporated by reference to Exhibit 10.21 to the Form S-1 filed by the Registrant on August 5, 2011).

10.22†	Change in Control Severance Benefits Agreement by and between Rentech Energy Midwest Corporation and Wilfred R. Bahl, Jr., dated May 10, 2011 (incorporated by reference to Exhibit 10.22 to the Form S-1 filed by the Registrant on August 5, 2011).

10.23†	Change in Control Severance Benefits Agreement by and between Rentech Energy Midwest Corporation and Marc E. Wallis, dated August 12, 2008 (incorporated by reference to Exhibit 10.23 to the Form S-1 filed by the Registrant on August 5, 2011).

10.24†	Amended and Restated Rentech, Inc. 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15795) filed by Rentech, Inc. on March 29, 2007).

10.25†	First Amendment to Rentech, Inc. Amended and Restated 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15795) filed by Rentech, Inc. on November 6, 2009).

10.26†	Rentech, Inc. 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15795) filed by Rentech, Inc. on May 22, 2009).

10.27†	First Amendment to Rentech, Inc. 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15795) filed by Rentech, Inc. on November 6, 2009).

10.28†	Rentech Nitrogen Partners, L.P. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 8, 2011).

10.29†	Form of Rentech Nitrogen Partners, L.P. 2011 Long-Term Incentive Plan Phantom Unit Agreement (incorporated by reference to Exhibit 10.34 to Form S-1 filed by the Registrant on October 26, 2011).

10.30†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.30 to the Form S-1 filed by the Registrant on October 28, 2011).

10.31†	Employment Agreement, dated as of October 15, 2011 by and between Rentech Nitrogen GP, LLC and John A. Ambrose (incorporated by reference to Exhibit 10.31 to the Form S-1 filed by the Registrant on October 20, 2011).

10.32†	Employment Agreement, dated as of October 15, 2011 by and between Rentech Nitrogen GP, LLC and Wilfred R. Bahl, Jr. (incorporated by reference to Exhibit 10.32 to the Form S-1 filed by the Registrant on October 20, 2011).

10.33†	Employment Agreement, dated as of October 16, 2011 by and between Rentech Nitrogen GP, LLC and Marc E. Wallis (incorporated by reference to Exhibit 10.33 to Form S-1 filed by the Registrant on October 20, 2011).

10.34	Credit Agreement, dated as of November 10, 2011, among Rentech Nitrogen, LLC, as borrower, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 15, 2011).

10.35	Guaranty and Security Agreement, dated as of November 10, 2011, among Rentech Nitrogen, LLC, as borrower, Rentech Nitrogen Partners, L.P., as guarantor and General Electric Capital Corporation, as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 15, 2011).

10.36	Indemnification Agreement dated November 9, 2011, by and between Rentech Nitrogen Partners, L.P. and D. Hunt Ramsbottom (all other Indemnification Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates of execution, are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K) (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed by the Registrant on December 14, 2012).

10.37	Credit Agreement, dated as of December 28, 2011, among Rentech Nitrogen, LLC, as borrower, Rentech Nitrogen Partners, L.P., as guarantor, and Rentech, Inc. as Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 4, 2012).

10.38	First Amendment to Credit Agreement, dated as of December 28, 2011 among Rentech Nitrogen, LLC, as borrower, Rentech Nitrogen Partners, L.P., as guarantor and General Electric Capital Corporation, as administrative agent for the Lender and as a Lender (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on January 4, 2012).

10.39	Amended and Restated Credit Agreement, dated as of February 28, 2012 among Rentech Nitrogen, LLC, as borrower, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and bookrunner, BMO Harris Bank, N.A., as syndication agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 2, 2012).

21.1*	List of Subsidiaries of Rentech Nitrogen Partners, L.P.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2*	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

101	The following financial information from the Partnership’s Annual Report on Form 10-K for the three month transition period ended December 31, 2011 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Included with this filing.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENTECH NITROGEN PARTNERS, L.P.
BY: RENTECH NITROGEN GP, LLC, ITS GENERAL PARTNER

/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer

Date: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ D. HUNT RAMSBOTTOM D. Hunt Ramsbottom	Chief Executive Officer and Director of Rentech Nitrogen GP, LLC (Principal Executive Officer)	March 15, 2012

/S/ DAN J. COHRS Dan J. Cohrs	Chief Financial Officer of Rentech Nitrogen GP, LLC (Principal Financial Officer)	March 15, 2012

/S/ JEFFREY R. SPAIN Jeffrey R. Spain	Senior Vice President and Treasurer of Rentech Nitrogen GP, LLC (Principal Accounting Officer)	March 15, 2012

/S/ JOHN H. DIESCH John H. Diesch	President and Director of Rentech Nitrogen GP, LLC	March 15, 2012

/S/ HALBERT S. WASHBURN Halbert S. Washburn	Director of Rentech Nitrogen GP, LLC	March 15, 2012

/S/ MICHAEL S. BURKE Michael S. Burke	Director of Rentech Nitrogen GP, LLC	March 15, 2012

/S/ JAMES F. DIETZ James F. Dietz	Director of Rentech Nitrogen GP, LLC	March 15, 2012

/S/ KEITH B. FORMAN Keith B. Forman	Director of Rentech Nitrogen GP, LLC	March 15, 2012

/S/ MICHAEL F. RAY Michael F. Ray	Director of Rentech Nitrogen GP, LLC	March 15, 2012