Form 10-Q
period 2012-03-31
Rentech Nitrogen Partners, L.P.
filed 2012-05-10
CIK 1525998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-35334

RENTECH NITROGEN PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	45-2714747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10877 Wilshire Boulevard, Suite 600

Los Angeles, California 90024

(Address of principal executive offices)

(310) 571-9800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2012, the registrant had 38,250,000 common units outstanding.

RENTECH NITROGEN PARTNERS, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	As of
	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$72,883	$44,836
Accounts receivable, net of allowance for doubtful accounts of $0	10,188	7,428
Receivable from general partner	48	72
Inventories	11,648	4,991
Deposits on gas contracts	1,686	2,807
Prepaid expenses and other current assets	1,668	1,712
Other receivables, net	27	774

Total current assets	98,148	62,620

Property, plant and equipment, net	57,354	59,348

Construction in progress	23,096	7,062

Other assets
Debt issuance costs	3,509	872
Other assets	541	541

Total other assets	4,050	1,413

Total assets	$182,648	$130,443

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$4,705	$3,201
Payable to general partner	2,331	2,333
Accrued liabilities	9,096	5,110
Deferred revenue	38,686	20,331
Accrued interest	45	—

Total current liabilities	54,863	30,975

Long-term liabilities
Credit facilities	8,490	—
Other	285	277

Total long-term liabilities	8,775	277

Total liabilities	63,638	31,252

Commitments and contingencies (Note 7)
Partners’ Capital:
Common unitholders — 38,250 units issued and outstanding	119,010	99,191
General partner’s interest	—	—

Total partners’ capital	119,010	99,191

Total liabilities and partners’ capital	$182,648	$130,443

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Operations

(Amounts in thousands, except per unit data)

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)
Revenues	$38,473	$23,943
Cost of sales	15,901	13,742

Gross profit	22,572	10,201

Operating expenses
Selling, general and administrative expense	2,590	1,126
Depreciation	553	109
Gain on disposal of property, plant and equipment	(28)	(46)

Total operating expenses	3,115	1,189

Operating income	19,457	9,012

Other income (expense), net
Interest income	16	17
Interest expense	(100)	(3,039)
Other income, net	—	13

Total other expense, net	(84)	(3,009)

Income before income taxes	19,373	6,003
Income tax expense	—	2,470

Net income	$19,373	$3,533

Net income per common unit - Basic	$0.51
Net income per common unit - Diluted	$0.51
Weighted-average units used to compute net income per common unit:

Basic and diluted	38,250

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statement of Partners’ Capital

(Amounts in thousands)

	Number of Common Units	Common Unitholders	General Partner	Total Partners’ Capital
	(Unaudited)
Balance, December 31, 2011	38,250	$99,191	$—	$99,191
Unit-based compensation expense	—	446	—	446
Net income	—	19,373	—	19,373

Balance, March 31, 2012	38,250	$119,010	$—	$119,010

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)
Cash flows from operating activities
Net income	$19,373	$3,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,465	1,474
Utilization of spare parts	242	207
Non-cash interest expense	94	174
Unit-based compensation	446	—
Other	(19)	181
Changes in operating assets and liabilities:
Accounts receivable	(2,736)	13,269
Other receivables	5	(93)
Inventories	(5,578)	(13,413)
Deposits on gas contracts	1,121	1,051
Prepaid expenses and other current assets	45	396
Accounts payable	141	(467)
Deferred revenue	18,355	11,947
Accrued liabilities, accrued payroll and other	1,643	(368)

Net cash provided by operating activities	35,597	17,891

Cash flows from investing activities
Purchase of property, plant, equipment and construction in progress	(13,166)	(1,717)
Proceeds from disposal of property, plant and equipment	768	—

Net cash used in investing activities	(12,398)	(1,717)

Cash flows from financing activities
Proceeds from credit facilities	8,490	—
Proceeds from bridge loan from parent	5,860	—
Payment of bridge loan to parent	(5,860)	—
Payments on term loan	—	(7,386)
Payments on notes payable for financed insurance premiums	(527)	(508)
Payment of debt issuance costs	(2,670)	—
Payment of bridge loan fee to parent	(800)	—
Refund of bridge loan fee from parent	600	—
Payment of initial public offering costs	(245)	—
Payment of dividends	—	(5,000)
Net receipts from parent company	—	3,100

Net cash provided by (used in) financing activities	4,848	(9,794)

Increase in cash	28,047	6,380
Cash and cash equivalents, beginning of period	44,836	36,621

Cash and cash equivalents, end of period	$72,883	$43,001

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Continued from previous page)

The following effects of certain non-cash investing and financing activities were excluded from the statements of cash flows for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$6,942	$1,066
Non-cash interest capitalized into construction in progress	46	—
Debt issuance costs in accrued liabilities	108	—

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech Nitrogen Partners, L.P. and its consolidated subsidiary (collectively, the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of March 31, 2012, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Transition Report on Form 10-K for the transition period from October 1, 2011 to December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012 (the “Transition Report”).

Rentech Energy Midwest Corporation (“REMC”), the predecessor of the Partnership, was a wholly-owned subsidiary of Rentech, Inc. (“Rentech”). In 2011, the Partnership completed its initial public offering (the “Offering”) of 15,000,000 common units representing limited partner interests at a public offering price of $20.00 per common unit. The common units sold to the public in the Offering represent 39.2% of the Partnership common units outstanding as of the closing of the Offering. Rentech Nitrogen Holdings, Inc. (“RNHI”), Rentech’s indirect wholly-owned subsidiary, owns the remaining 60.8% of the Partnership common units and Rentech Nitrogen GP, LLC (the “General Partner”), RNHI’s wholly-owned subsidiary, owns 100% of the non-economic general partner interest in the Partnership. In connection with the Offering, REMC converted into a limited liability company named Rentech Nitrogen, LLC (“RNLLC”). The Partnership’s assets consist of all of the equity interests of RNLLC, which owns a nitrogen fertilizer plant at East Dubuque, Illinois (the “East Dubuque Facility”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair values of cash, receivables, deposits, other current assets, accounts payable, accrued liabilities and other current liabilities were assumed to approximate carrying values for these financial instruments since they are short term in nature or they are receivable or payable on demand.

The Partnership has evaluated events occurring between March 31, 2012 and the date of these financial statements to ensure that such events are properly reflected in these statements.

Note 2 — Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued guidance clarifying previous guidance related to fair value measurement. This guidance became effective during interim and annual periods beginning after December 15, 2011, and thus became effective for the Partnership’s reporting periods beginning on January 1, 2012. The adoption of this guidance did not have a material impact on the Partnership’s consolidated financial position, results of operations or disclosures.

Note 3 — Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Partnership makes

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Partnership and its counterparties is incorporated in the valuation of assets and liabilities. The Partnership believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Partnership classifies fair value balances based on the fair value hierarchy, defined as follows:

•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Partnership has the ability to access as of the reporting date.

•

Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•

Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

The following table presents the financial instruments that require fair value disclosure as of March 31, 2012.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Long-term liabilities
Credit facilities	$—	$8,490	$—	$8,490

The following table presents the financial instruments that require fair value disclosure as of December 31, 2011.

	Fair Value			Carrying Value
(in thousands)
	Level 1	Level 2	Level 3
Long-term liabilities
Credit facilities	$—	$—	$—	$—

The credit facilities under the credit agreement (the “2012 Credit Agreement”) among RNLLC, the Partnership, as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc., as sole lead arranger and bookrunner, BMO Harris Bank, N.A. as syndication agent, and the lenders party thereto (the “Lenders”) are deemed to be Level 2 financial instruments because of the observable market data. To determine the fair value, the Partnership reviewed current market interest rates and terms of similar debt. It was concluded that the carrying values of the credit facilities approximate the fair values of such facilities as of March 31, 2012 because the interest rates on the debt approximate the interest rates on debt with similar terms available to the Partnership.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

There are no financial instruments that are split across the levels and there have been no financial instruments that moved between the levels during the three months ended March 31, 2012.

Note 4 — Inventories

Inventories consisted of the following:

	As of
	March 31, 2012	December 31, 2011
	(in thousands)
Finished goods	$11,218	$4,567
Raw materials	430	424

Total inventory	$11,648	$4,991

Note 5 — Property, Plant and Equipment and Construction in Progress

Property, plant and equipment consisted of the following:

	As of
	March 31, 2012	December 31, 2011
	(in thousands)
Land and land improvements	$1,281	$1,281
Buildings and building improvements	5,140	5,140
Machinery and equipment	96,326	94,929
Furniture, fixtures and office equipment	57	57
Computer equipment and computer software	2,053	2,053
Vehicles	153	125
Conditional asset (asbestos removal)	210	210

	105,220	103,795
Less accumulated depreciation	(47,866)	(44,447)

Total property, plant and equipment, net	$57,354	$59,348

The Partnership has a legal obligation to handle and dispose of asbestos at the East Dubuque Facility in a special manner when undergoing major or minor renovations or when buildings at this location are demolished, even though the timing and method of settlement are conditional on future events that may or may not be in its control. As a result, the Partnership has developed an estimate for a conditional obligation for this disposal. In addition, the Partnership, through its normal repair and maintenance program, may encounter situations in which it is required to remove asbestos in order to complete other work. The Partnership applied the expected present value technique to calculate the fair value of the asset retirement obligation for the property and, accordingly, the asset and related obligation for the property have been recorded. In accordance with the applicable guidance, the liability is increased over time and such increase is recorded as accretion expense. The liability at March 31, 2012 and December 31, 2011 was $285,000 and $277,000, respectively. The accretion expense for each of the three months ended March 31, 2012 and 2011 was $8,000.

The construction in progress balance at March 31, 2012 of approximately $23.1 million, which includes $91,000 of capitalized interest costs, represents the costs associated with the ammonia production and storage capacity expansion project, the urea expansion project, the diesel exhaust fluid (“DEF”) build-out project and various other smaller projects.

Note 6 — Debt

On February 28, 2012, RNLLC entered into the 2012 Credit Agreement. The 2012 Credit Agreement amended, restated and replaced the credit agreement entered into on November 10, 2011, which provided for a $25.0 million senior secured revolving credit facility (the “2011 Credit Agreement”).

The 2012 Credit Agreement consists of (i) a $100.0 million multiple draw term loan (the “CapEx Facility”) that can be used to pay for capital expenditures related to the ammonia production and storage capacity expansion and for fees and expenses due to the Lenders, and (ii) a $35.0 million revolving facility (the “2012 Revolving Credit Facility”) that can be used for seasonal working capital needs, letters of credit and for general purposes.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The 2012 Credit Agreement has a maturity date of February 27, 2017. Borrowings under the 2012 Credit Agreement bear interest at a rate equal to an applicable margin plus, at RNLLC’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is two business days prior to the first day of such interest period. The applicable margin for borrowings under the 2012 Credit Agreement is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. Additionally, RNLLC is required to pay a fee to the lenders under the CapEx Facility on the undrawn available portion at a rate of 0.75% per annum and a fee to the lenders under the 2012 Revolving Credit Facility on the undrawn available portion at a rate of 0.50% per annum. RNLLC also is required to pay customary letter of credit fees on issued letters of credit. In the event RNLLC reduces or terminates the 2012 Credit Agreement prior to its third anniversary, RNLLC will be required to pay a prepayment premium of 1.0% of the principal amount reduced or terminated, subject to certain exceptions.

The 2012 Revolving Credit Facility includes a letter of credit sublimit of $10.0 million, and it can be drawn on, or letters of credit can be issued through the day that is seven days prior to the maturity date. The amounts outstanding under the 2012 Revolving Credit Facility will be required to be reduced to zero (other than outstanding letters of credit) for three periods of ten consecutive business days during each year with each period not less than 60 days apart, with one of those periods to begin each April.

The CapEx Facility is available for borrowing until February 27, 2014 and requires amortization payments expected to begin in the spring of 2014. In the first two years of amortization, RNLLC must make amortization payments of 10% per year, or 2.5% per quarter, and thereafter, 25% per year, or 6.25% per quarter, of the aggregate amount drawn, in each case, with the final principal payment due upon maturity.

Upon entry into the 2012 Credit Agreement, RNLLC borrowed approximately $8.5 million under the CapEx Facility (i) to repay in full outstanding borrowings under the credit agreement it had entered into on December 28, 2011, with Rentech as lender and the Partnership as guarantor (the “Bridge Loan Agreement”), of approximately $5.9 million and (ii) to pay fees associated with the 2012 Credit Agreement of approximately $2.6 million. RNLLC also terminated the Bridge Loan Agreement upon entry into the 2012 Credit Agreement.

Note 7 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Partnership’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted product sales in order to substantially fix gross margin on those product sales contracts. The Partnership may enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. Occasionally the Partnership enters into index-price contracts. As of March 31, 2012, the Partnership had entered into multiple natural gas forward purchase contracts for various delivery dates through September 30, 2012. Commitments for natural gas purchases consist of the following:

	As of
	March 31, 2012	December 31, 2011
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	2,900	3,040
MMBtus under index-price contracts	360	—

Total MMBtus under contracts	3,260	3,040

Commitments to purchase natural gas	$9,695	$12,337
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$2.97	$4.06

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Subsequent to March 31, 2012 through April 30, 2012, the Partnership entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through September 30, 2012. The total MMBtus associated with these additional forward purchase contracts are approximately 1.1 million and the total amount of the purchase commitments are approximately $2.5 million, resulting in a weighted average rate per MMBtu of approximately $2.24. The Partnership is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts. These payments are recorded as deposits on gas contracts in the accompanying balance sheets.

Litigation

The Partnership is party to litigation from time to time in the normal course of business. While the outcome of the Partnership’s current matters cannot be predicted with certainty, the Partnership maintains insurance to cover certain actions and believes that resolution of its current litigation matters will not have a material adverse effect on the Partnership.

Note 8 — Partners’ Capital and Partnership Distributions

The Partnership’s policy is to distribute all of the cash available for distribution which it generates each quarter. Cash available for distribution for each quarter will be determined by the board of directors (the “Board”) of the General Partner following the end of each quarter. The Partnership expects that cash available for distribution for each quarter will generally equal the cash it generates during the quarter, less cash needed for maintenance capital expenditures, debt service (if any) and other contractual obligations, and reserves for future operating or capital needs that the Board of the General Partner deems necessary or appropriate. The Partnership does not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in its quarterly distribution or otherwise to reserve cash for distributions, nor does it intend to incur debt to pay quarterly distributions. The Partnership has no legal obligation to pay distributions. Distributions are not required by the Partnership’s partnership agreement and the Partnership’s distribution policy is subject to change at any time at the discretion of the Board of the General Partner. Any distributions made by the Partnership to its unitholders will be done on a pro rata basis. For information on the declaration of cash distribution refer to Note 13 — Subsequent Events.

Note 9 — Income Taxes

The Partnership and RNLLC are not directly subject to federal and state income taxes. Instead, their taxable income or loss is allocated to their individual partners.

Note 10 — Segment Information

The Partnership operates in one business segment.

Note 11 — Net Income Per Common Unit

The net income per common unit on the Consolidated Statement of Operations is based on net income of the Partnership after the closing of the Offering on November 9, 2011, since this is the amount of net income that is attributable to the newly issued common units. The Partnership’s net income is allocated wholly to the common unitholders since the General Partner has a non-economic interest.

Basic income per common unit is calculated by dividing net income by the weighted average number of common units outstanding for the period. Diluted net income per common unit is calculated by dividing net income by the weighted average number of common units outstanding plus the dilutive effect, calculated using the “treasury stock” method for the unvested phantom units. For the three months ended March 31, 2012, approximately 172,000 phantom units were excluded from the calculation of diluted net income per common unit because their inclusion would have been anti-dilutive.

Note 12 — Related Parties

On November 9, 2011, the closing date of the Offering, the Partnership, the General Partner and Rentech entered into a services agreement, pursuant to which the Partnership and the General Partner will obtain certain management and other services from

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

Note 13 — Subsequent Events

On April 25, 2012, the Board of the General Partner declared a cash distribution to the Partnership’s common unitholders for the period November 9, 2011 through and including March 31, 2012 of $1.06 per unit which will result in total distributions in the amount of approximately $40.5 million. The cash distribution will be paid on May 15, 2012, to unitholders of record at the close of business on May 8, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our consolidated financial statements and the related notes presented in this report and in our Transition Report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures (including for maintenance or expansion projects and environmental expenditures) and the impact of such expenditures on our performance, and the costs of operating as a public company. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors” in our Transition Report, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	our ability to make cash distributions on our common units;

•	the volatile nature of our business, our ability to remain profitable and the variable nature of our cash distributions;

•	a decline in demand for corn or corn prices or the use of nitrogen fertilizer for agricultural purposes;

•	adverse weather conditions, which can affect demand for, and delivery and production of, our products;

•	any interruption in the supply, or rise in the price levels, of natural gas and other essential raw materials;

•	our lack of asset or geographic diversification;

•	intense competition from other nitrogen fertilizer producers;

•	planned or unplanned shutdowns, or any operational difficulties, at our facility;

•	our ability to obtain debt financing on acceptable terms or at all;

•

any loss of Agrium Inc., or Agrium, as a distributor or customer of our nitrogen fertilizer products, loss of storage rights at Agrium’s terminal in Niota, Illinois or decline in sales of products through or to Agrium;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	the risk associated with governmental policies affecting the agricultural industry;

•

capital expenditures and potential liabilities arising from existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources and the end-use and application of fertilizers;

•	the conflicts of interest faced by our senior management team and our general partner;

•	limitations on the fiduciary duties owed by our general partner which are included in the partnership agreement;

•	the inability of our public unitholders to influence our operating decisions or elect our general partner or our general partner’s board of directors; and

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes.

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

References in this report to “the Partnership,” “we,” “our,” “us” and like terms refer to Rentech Nitrogen Partners, L.P. and our subsidiary, unless the context otherwise requires or where otherwise indicated. References in this report to “Rentech” refer to Rentech and its consolidated subsidiaries other than us, unless the context otherwise requires or where otherwise indicated. References to “our operating company” or “our subsidiary” refer to RNLLC.

OVERVIEW

We are a Delaware limited partnership formed in July 2011 by Rentech, a publicly traded provider of clean energy solutions and nitrogen fertilizer, to own, operate and grow our nitrogen fertilizer business. Our nitrogen fertilizer facility, which is located in East Dubuque, Illinois, has been in operation since 1965 with infrequent unplanned shutdowns. We produce primarily ammonia and urea ammonium nitrate solution, or UAN, at our facility, using natural gas as our primary feedstock. Substantially all of our products are nitrogen-based.

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

FACTORS AFFECTING COMPARABILITY OF FINANCIAL INFORMATION

Our historical results of operations for our prior periods may not be comparable with our results of operations for the three months ended March 31, 2012 or in the future for the reasons discussed below.

Publicly Traded Limited Partnership Expenses

Our general and administrative expense has increased due to the costs of operating as a publicly traded limited partnership, including costs associated with SEC reporting requirements, annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, work performed by our independent auditors, investor relations activities and registrar and transfer agent services. Our consolidated financial statements following the Offering reflect the impact of this expense, which affect the comparability of our post-offering results with our financial statements from periods prior to the closing of the Offering.

Expansion Projects

As discussed in Part I—Item 1 “Business—Expansion Projects” of our Transition Report, we have commenced or are evaluating potential projects to expand the production capabilities at our facility. We expect to incur significant costs and expenses for the construction and development of such projects. We plan to finance the costs and expenses of our ammonia production and storage capacity expansion project with indebtedness under our CapEx Facility, which will significantly increase our interest expense. We also expect our depreciation expense to increase from additional assets placed into service from the ammonia production and storage capacity expansion project. As a result, our results of operations for periods prior to, during and after the construction of any expansion project may not be comparable.

FACTORS AFFECTING RESULTS OF OPERATIONS

Seasonality

Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on our sales. Our and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles.

The following table shows product tonnage (in thousands) shipped by quarter for the three months ended March 31, 2012 and the years ended December 31, 2011, 2010 and 2009.

	2012	2011	2010	2009
Quarter ended March 31	92	89	86	65
Quarter ended June 30	n/a	213	206	203
Quarter ended September 30	n/a	125	181	150
Quarter ended December 31	n/a	145	167	124

Total Tons Shipped	92	572	640	542

We typically ship the highest volume of tons during the spring planting season, which occurs during the quarter ended June 30, and the next highest volume of tons after the fall harvest during the quarter ended December 31. However, as reflected in the table above, the seasonal patterns may change substantially from year-to-year due to various circumstances, including timing of or changes in the weather. These seasonal increases and decreases in demand also can cause fluctuations in sales prices. In more mild winter seasons with warmer weather, farmers prepare the soil with earlier application of ammonia fertilizer which may shift significant spring ammonia sales into the quarter ended March 31, as was the case during the three months ended March 31, 2012.

As a result of the seasonality of shipments and sales, we experience significant fluctuations in our revenues, income, net working capital levels and cash available for distribution from quarter to quarter. Weather conditions can significantly impact quarterly results by affecting the timing and amount of product deliveries. Our receivables and deferred revenues are seasonal and relatively unpredictable. Significant amounts of our products are typically sold for later shipment under product prepayment contracts, and the timing of these sales and the amount of down payment as a percentage of the total contract price may vary with market conditions. The variation in the timing of these sales and contract terms may add to the seasonality of our cash flows and working capital.

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

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and judgments relate to: revenue recognition, inventories and the valuation of long-lived assets. Actual amounts could differ significantly from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Transition Report.

SELECTED FINANCIAL DATA

The following table includes selected summary financial data for the three months ended March 31, 2012 and 2011. The data below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. The data below is in thousands, except for per unit data, product pricing, $ per MMBtu and on-stream factors.

	Three Months Ended March 31,
	2012	2011
STATEMENTS OF OPERATIONS DATA
Revenues	$38,473	$23,943
Cost of sales	$15,901	$13,742
Gross profit	$22,572	$10,201
Operating income	$19,457	$9,012
Other expense, net	$(84)	$(3,009)
Income before income taxes	$19,373	$6,003
Income tax expense	$—	$2,470
Net income	$19,373	$3,533
Net income per common unit - Basic	$0.51
Net income per common unit - Diluted	$0.51
Weighted-average units used to compute net income per common unit:
Basic and diluted	38,250
FINANCIAL AND OTHER DATA
Cash flows provided by operating activities	$35,597	$17,891
Cash flows used in investing activities	$(12,398)	$(1,717)
Cash flows provided by (used in) financing activities	$4,848	$(9,794)
EBITDA(1)	$21,922	$10,486
Cash available for distribution, per unit(1)	$1.06	—
KEY OPERATING DATA
Products sold (tons):
Ammonia	30	20
UAN	34	30
Products pricing (dollars per ton):
Ammonia	$673	$609
UAN	$327	$206
Production (tons):
Ammonia	78	75
UAN	83	81
Natural gas used in production:
Volume (MMBtu)	2,818	2,782
Pricing ($ per MMBtu)	$4.21	$4.84
Natural gas in cost of sales:
Volume (MMBtu)	1,840	1,430
Pricing ($ per MMBtu)	$4.46	$5.02
On-stream factors(2):
Ammonia	100.0%	100.0%
UAN	100.0%	100.0%

	As of March 31, 2012	As of December 31, 2011
BALANCE SHEET DATA
Cash and cash equivalents	$72,883	$44,836
Working capital	$43,285	$31,645
Construction in progress	$23,096	$7,062
Total assets	$182,648	$130,443
Total long-term liabilities	$8,775	$277
Total partners’ capital	$119,010	$99,191

(1)	EBITDA is defined as net income plus interest expense and other financing costs, income tax expense and depreciation and amortization, net of interest income. We calculate cash available for distribution as used in this table as EBITDA plus non-cash compensation expense and less maintenance capital expenditures, net interest expense and other financing costs paid and cash reserves for working capital. We present EBITDA because it is a material component in our calculation of cash available for distribution. EBITDA and cash available for distribution are used as supplemental financial measures by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; and

•

our operating performance and return on invested capital compared to those of other publicly traded limited partnerships and other public companies, without regard to financing methods and capital structure.

EBITDA and cash available for distribution should not be considered alternatives to net income, operating income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and cash available for distribution may have material limitations as performance measures because they exclude items that are necessary elements of our costs and operations. In addition, EBITDA and cash available for distribution presented by other companies may not be comparable to our presentation, since each company may define these terms differently.

The table below reconciles EBITDA to net income for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net income	$19,373	$3,533
Add:
Interest income	(16)	(17)
Interest expense	100	3,039
Income tax expense	—	2,470
Depreciation and amortization	2,465	1,474
Other	—	(13)

EBITDA	$21,922	$10,486

The table below reconciles EBITDA and cash available for distribution to net income for the period from November 9, 2011 through March 31, 2012.

	November 9, 2011 through March 31, 2012	January 1, 2012 through March 31, 2012	November 9, 2011 through December 31, 2011
	(in thousands, except per unit data)
Net income	$30,704	19,373	11,331
Add:
Interest income	(23)	(16)	(7)
Interest expense	164	100	64
Depreciation and amortization	4,957	2,465	2,492
Loss on debt extinguishment	10,263	—	10,263
Other	(8)	—	(8)

EBITDA	$46,057	21,922	24,135
Plus: Non-cash compensation expense	509	446	63
Less: Maintenance capital expenditures	(2,253)	(1,987)	(266)
Plus: Portion of maintenance capital expenditures funded by Offering proceeds	1,765	—	1,765
Less: Net interest expense and other financing costs	(142)	(85)	(57)
Less: Cash reserves for working capital	(5,391)	—	(5,391)

Cash available for distribution	$40,545	20,296	20,249

Cash available for distribution, per unit	$1.06	0.53	0.53
Common units outstanding	38,250	38,250	38,250

(2)	The respective on-stream factors for the ammonia and UAN plant equal the total days the applicable plant operated in any given period, divided by the total days in that period.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011:

Continuing Operations

Revenues

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Total revenues	$38,473	$23,943

	For the Three Months Ended March 31, 2012		For the Three Months Ended March 31, 2011
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product shipments:
Ammonia	30	$20,051	20	$11,967
UAN	34	11,156	30	6,156
Urea (liquid and granular)	10	5,624	9	4,134
Carbon dioxide (CO2)	15	477	27	725
Nitric acid	3	1,165	3	961

Total	92	$38,473	89	$23,943

We generate revenue primarily from sales of nitrogen fertilizer products manufactured at our facility and used primarily in corn production. Our facility is designed to produce ammonia, UAN, liquid and granular urea, nitric acid and CO2 using natural gas as a feedstock. Revenues are seasonal based on the planting, growing, and harvesting cycles of customers utilizing nitrogen fertilizer.

Revenues were approximately $38.5 million for the three months ended March 31, 2012 compared to approximately $23.9 million for the three months ended March 31, 2011. The increase was primarily the result of increased sales prices and sales volume for all products, except for sales volume for CO2, which decreased, and nitric acid, which remained unchanged.

The average sales price per ton for the three months ended March 31, 2012 as compared with that of the three months ended March 31, 2011 increased by approximately 11% for ammonia and by approximately 59% for UAN. These two products comprised approximately 81% and 76% of the product sales for the three months ended March 31, 2012 and 2011, respectively. Average sales prices per ton increased due to higher demand for the products caused by a combination of low levels of corn and fertilizer inventories and expectations of higher corn acreage in 2012. The Midwestern region of the United States experienced warmer weather than typical in March of 2012, which enabled farmers to prepare the soil with earlier application of ammonia fertilizer and shifted significant spring ammonia sales into the three months ended March 31, 2012. The sales volume for CO2 decreased during this period due to reduced production as a result of one of the CO2 plants being idled in connection with the ammonia production and storage capacity expansion project. The decrease in sales volume was partially offset by a 22% higher sales price per ton.

Cost of Sales

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Total cost of sales	$15,901	$13,742

Cost of sales for product shipments was approximately $15.9 million for the three months ended March 31, 2012, compared to approximately $13.7 million for the three months ended March 31, 2011. The increase in cost of sales for product shipments for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to higher sales volume of all products, except for CO2, which decreased, and nitric acid, which remained unchanged, partially offset by lower natural gas prices. Natural gas and labor costs comprised approximately 52% and 14%, respectively, of cost of sales on product shipments for the three months ended March 31, 2012, and approximately 52% and 12%, respectively, of cost of sales on product shipments for the three months ended March 31, 2011.

Depreciation expense included in cost of sales was approximately $1.9 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively.

Gross Profit

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Total gross profit	$22,572	$10,201

Gross profit for product shipments was approximately $22.6 million for the three months ended March 31, 2012 compared to approximately $10.2 million for the three months ended March 31, 2011. Gross profit margin on product shipments was 59% for the three months ended March 31, 2012 as compared to 43% for the three months ended March 31, 2011. The increase was primarily due to increased sales prices and sales volume for all products, except for sales volume for CO2, which decreased, and nitric acid, which remained unchanged, and lower natural gas prices.

Operating Expenses

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Operating expenses:
Selling, general and administrative	$2,590	$1,126
Depreciation and amortization	553	109
Gain on disposal of property, plant and equipment	(28)	(46)

Total operating expenses	$3,115	$1,189

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $2.6 million for the three months ended March 31, 2012 compared to approximately $1.1 million for the three months ended March 31, 2011. This increase was primarily due to us becoming a publicly traded limited partnership which resulted in increases in payroll costs of approximately $0.5 million, non-cash unit-based compensation of approximately $0.4 million, accounting, internal audit, and tax service expenses of approximately $0.2 million, and legal, investor relations, insurance and travel expenses.

Depreciation and Amortization. Depreciation expense was approximately $0.6 million for the three months ended March 31, 2012 compared to approximately $0.1 million for the three months ended March 31, 2011. This increase was primarily due to the acceleration of depreciation on an asset which will be taken down as part of the ammonia production and storage capacity project. A portion of depreciation expense is associated with assets supporting general and administrative functions and is recorded in operating expense. The majority of depreciation expense, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes.

Operating Income

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Total operating income	$19,457	$9,012

Operating income was approximately $19.5 million for the three months ended March 31, 2012 compared to approximately $9.0 million for the three months ended March 31, 2011. The increase was primarily due to higher sales prices and sales volume for all products, except for sales volume for CO2, which decreased, and nitric acid, which remained unchanged, and lower natural gas prices, partially offset by higher selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity has historically been cash from operations. We expect to fund our operating needs, including maintenance capital expenditures, from operating cash flow and cash on hand. We believe that our current and expected sources of liquidity will be adequate to fund these operating needs and capital expenditures for the next 12 months. We have available to us $35.0 million of borrowing capacity under the 2012 Revolving Credit Facility, which we do not forecast we will use to fund our operations. We intend to fund the costs of our ammonia production and storage capacity expansion project with borrowings under our CapEx Facility. In the event that we pursue any other expansion projects or acquisitions, we would likely require external financing.

Distributions

We intend to distribute all of the cash available for distribution we generate each quarter to our unitholders, which could materially impact our liquidity and limit our ability to grow and make acquisitions. Cash available for distribution for each quarter will be determined by the Board of our General Partner following the end of such quarter. We expect that cash available for distribution for each quarter will generally equal the cash we generate during the quarter, less cash needed for maintenance capital expenditures, debt service (if any) and other contractual obligations, and reserves for future operating or capital needs that the Board of our General Partner deems necessary or appropriate. As a result of our quarterly distributions, our liquidity will be significantly impacted, and we expect to finance substantially all of our growth externally, either with commercial bank borrowings or by debt issuances or additional issuances of equity. However, our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we may change our distribution policy at any time and from time to time.

On April 25, 2012, the Board of our General Partner declared a cash distribution to our common unitholders for the period November 9, 2011 through and including March 31, 2012 of $1.06 per unit which will result in total distributions in the amount of approximately $40.5 million. The cash distribution will be paid on May 15, 2012, to unitholders of record at the close of business on May 8, 2012.

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

Our maintenance capital expenditures totaled approximately $2.0 million and $1.9 million in the three months ended March 31, 2012 and 2011, respectively. Our maintenance capital expenditures are expected to be approximately $9.9 million for the year ending December 31, 2012. Our expansion capital expenditures totaled approximately $15.8 million and $0.1 million in the three months ended March 31, 2012 and 2011, respectively. Our expansion capital expenditures are expected to be approximately $57.0 million for the year ending December 31, 2012 for expenditures related primarily to our urea expansion project and DEF build-out project and our ammonia production and storage capacity expansion project. We expect that our urea expansion project and DEF build-out project could be completed by the end of 2012, and to collectively cost approximately $6.0 million to complete. We are using a portion of the net proceeds from the Offering to fund this project. We expect that the ammonia production and storage capacity expansion project could cost approximately $100.0 million to complete, with approximately half of that amount expected to be spent during the year ending December 31, 2012. With the exception of the cost of front end engineering and design, which was funded using a portion of the net proceeds from the Offering, we intend to use borrowings under our CapEx Facility to fund the ammonia production and storage capacity expansion project.

Credit Agreement and Interest Rate Swaps

On April 2, 2012, we entered into two interest rate swaps in notional amounts designed to cover a portion of the borrowings under our CapEx Facility. The initial interest rate swap, or the Construction Period Swap, is based on a notional amount beginning at approximately $21.8 million and increasing, as specified in the swap agreement, to approximately $45.8 million. The increases in the notional amounts are designed to mirror a proportion of the expected increases in outstanding borrowings under the CapEx Facility as we continue our ammonia production and storage capacity expansion project. The Construction Period Swap will start on September 1, 2012 and terminate on September 1, 2013. Under the Construction Period Swap, we will receive one-month LIBOR, to be determined at the time the Construction Period Swap becomes effective and the rate will be reset at the end of each month, on the notional amount; we will also pay a fixed rate of 48.8 basis points on the same notional amount. The second interest rate swap, or the Term Swap, is based on a notional amount beginning at $50.0 million and decreasing, as specified in the swap agreement, to $40.0 million. The decreases in the notional amounts are designed to mirror a proportion of the decrease in outstanding borrowings under the CapEx Facility as we begin to make principal payments. The Term Swap will start on September 30, 2013 and terminate on December 31, 2015. Under the Term Swap, we will receive three-month LIBOR, to be determined at the time the Term Swap becomes effective and the rate will be reset at the end of each calendar quarter, on the notional amount; we will also pay a fixed rate of 129.5 basis points on the same notional amount. The objective of the two swaps is to reduce our exposure to interest rate changes under the CapEx Facility and limit the impact of interest rate volatility on earnings and cash flows. Through the two interest rate swaps, we are essentially fixing the variable interest rate to be paid on a portion of the borrowings under our CapEx Facility.

The 2012 Credit Agreement expires on February 27, 2017 and requires us to meet the following financial covenants (and failure to meet such covenants could result in acceleration of the outstanding loans):

•

Maximum Total Leverage Ratio (defined as total debt of the Partnership and its subsidiaries on a consolidated basis, divided by Adjusted EBITDA (as defined in the 2012 Credit Agreement)) of not greater than 2.5 to 1.0 as of the end of each fiscal quarter for the 12 month period then ending. As of March 31, 2012, the Partnership’s actual Total Leverage Ratio was 0.1 to 1.0.

•

Maintenance of a Minimum Fixed Charge Coverage Ratio (defined as (a) Adjusted EBITDA (as defined in the 2012 Credit Agreement) minus unfinanced capital expenditures of the Partnership and its subsidiaries on a consolidated basis, divided by (b) the sum of (i) interest expense paid or accrued, (ii) scheduled principal payments and (iii) taxes paid or payable of the Partnership and its subsidiaries in each case) of not less than 1.0 to 1.0 as of the end of each fiscal quarter for the 12 month period then ending. As of March 31, 2012, the Partnership’s actual Fixed Charge Coverage Ratio was 5.0 to 1.0.

We believe we have sufficient liquidity for our expected funding requirements through the next 12 months.

CASH FLOWS

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$35,597	$17,891
Investing activities	(12,398)	(1,717)
Financing activities	4,848	(9,794)

Net increase in cash and cash equivalents	$28,047	$6,380

Operating Activities

Revenues were approximately $38.5 million for the three months ended March 31, 2012 compared to approximately $23.9 million for the three months ended March 31, 2011. The increase was primarily the result of increased sales prices and sales volume for all products, except for sales volume for CO2, which decreased, and nitric acid, which remained unchanged. Deferred revenue increased $18.4 million during the three months ended March 31, 2012, versus an increase of $11.9 million during the three months ended March 31, 2011. The increase during both periods was due to seasonality, as cash is typically received from customers for spring product prepayment contracts during the three months ended March 31 of each year. The increase during the three months ended March 31, 2012 was more than the increase during the three months ended March 31, 2011 due to higher sales prices and the timing of cash received on the spring product prepayment contracts.

Net cash provided by operating activities for the three months ended March 31, 2012 was approximately $35.6 million. We had net income of $19.4 million for the three months ended March 31, 2012. Accounts receivable increased by approximately $2.7 million in the three months ended March 31, 2012. Accounts receivable balances typically decrease during these three months of the year due to seasonality. Accounts receivable balances are typically higher at December 31 of each year due to a high volume of sales during the fall application period and lower at March 31 due to the low volume of sales during the winter months. However, in March of 2012, the weather was warm and dry, allowing farmers to apply ammonia to their fields earlier than normal, increasing our sales volume significantly for the period. Inventories increased by approximately $5.6 million during this quarter, which was due to the normal seasonality of our business. During the winter months, we typically build inventory balances for the high volume spring planting season. The increase during the three months ended March 31, 2012 was smaller than the increase during the three months ended March 31, 2011 due to increased sales in March 2012 as compared to March 2011 because of the warm, dry weather in March 2012, and due to lower natural gas costs in the three months ended March 31, 2012.

Net cash provided by operating activities for the three months ended March 31, 2011 was approximately $17.9 million. We had net income of $3.5 million for the three months ended March 31, 2011. Accounts receivable decreased by approximately $13.3 million and inventories increased by approximately $13.4 million due to the normal seasonality of our business, as discussed above.

Investing Activities

Net cash used in investing activities was approximately $12.4 million and $1.7 million, respectively, for the three months ended March 31, 2012 and 2011. The increase in net additions of $11.4 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to an increase in capital spending related to the various expansion projects, including the ammonia production and storage capacity expansion project.

Financing Activities

Net cash provided by (used in) financing activities was approximately $4.8 million and ($9.8 million), respectively, for the three months ended March 31, 2012 and 2011. During the three months ended March 31, 2012, our operating company entered into the 2012 Credit Agreement and borrowed approximately $8.5 million under the CapEx Facility to (i) to repay in full outstanding borrowings under the Bridge Loan Agreement of approximately $5.9 million, and (ii) to pay fees associated with the 2012 Credit Agreement of approximately $2.6 million. During the three months ended March 31, 2011, in addition to $2.4 million of scheduled principal payments under our credit agreement, we paid $5.0 million as a mandatory prepayment in connection with the $5.0 million dividend paid to Rentech.

CONTRACTUAL OBLIGATIONS

We have entered into various contractual obligations as detailed in the Transition Report. During the normal course of business in the three months ended March 31, 2012, the amount of our contractual obligations changed, as we made scheduled payments and entered into new contracts. During the three months ended March 31, 2012, the following material changes occurred to our contractual obligations:

•

We entered into the 2012 Credit Agreement and paid associated financing costs of approximately $2.6 million. The 2012 Credit Agreement replaced and upsized the 2011 Credit Agreement. As of March 31, 2012, there is approximately $8.5 million outstanding under the 2012 Credit Agreement.

•

Our obligations under natural gas forward purchase contracts decreased by approximately $2.6 million to approximately $9.7 million. We are required to make additional prepayments under these purchase contracts in the event that market prices fall below the purchase prices in the contracts. As of March 31, 2012, the natural gas forward purchase contracts included delivery dates through September 30, 2012. Subsequent to March 31, 2012 through April 30, 2012, we entered into additional fixed quantity natural gas forward purchase contracts at fixed prices and indexed prices for various delivery dates through September 30, 2012. The total MMBtus associated with these additional contracts was 1.1 million and the total amount of the commitments under contract was $2.5 million, resulting in a weighted average rate per MMBtu of $2.24.

•

Purchase obligations increased by approximately $35.5 million to approximately $42.9 million as measured by the total amount of open purchase orders. The increase is primarily due to the ammonia production and storage capacity expansion project.

•	Gas and electric fixed charges decreased by approximately $0.2 million to approximately $2.2 million.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 2 to the consolidated financial statements, “Recent Accounting Pronouncements,” included in Part I of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to interest rate risks related to the 2012 Credit Agreement. The borrowings under the 2012 Credit Agreement bear interest at a rate equal to an applicable margin, plus at our option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% and (3) the LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period. The applicable margin for borrowings under the 2012 Credit Agreement is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. As of March 31, 2012, we had outstanding borrowings under the 2012 Credit Agreement of $8.5 million. Based upon this outstanding balance, and assuming interest rates are above the applicable minimum, an increase or decrease by 100 basis points of interest would result in an increase or decrease in annual interest expense of approximately $0.1 million. Historically, we did not use interest rate derivative instruments to manage exposure to interest rate changes. On April 2, 2012, we entered into two interest rate swaps in notional amounts designed to cover a portion of the borrowings under our CapEx Facility. The Construction Period Swap will start on September 1, 2012 and terminate on September 1, 2013. The Term Swap will start on September 30, 2013 and terminate on December 31, 2015. Through the two interest rate swaps, we are essentially fixing the variable interest rate to be paid on a portion of the borrowings under our CapEx Facility.

Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for fertilizer products and natural gas. Natural gas is the primary raw material used in the production of various nitrogen-based products manufactured at our facility. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as by supply and demand and other factors. Currently, we purchase natural gas for use in our facility on the spot market, and through short-term, fixed supply, fixed price and index price purchase contracts. Natural gas prices have fluctuated during the last several years, increasing in 2008 and subsequently declining to the current lower levels. A hypothetical increase of $0.10 per MMBtu of natural gas would increase the cost to produce one ton of ammonia by approximately $3.50.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We have established and currently maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A description of the legal proceedings to which the Partnership and its subsidiary are a party is contained in Note 7 to the consolidated financial statements, “Commitments and Contingencies,” included in Part I of this report.

ITEM 6. EXHIBITS.

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements (Unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH NITROGEN PARTNERS, L.P.

BY: RENTECH NITROGEN GP, LLC,
ITS GENERAL PARTNER

Dated: May 10, 2012	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer and Director of Rentech Nitrogen GP, LLC

Dated: May 10, 2012	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer of Rentech Nitrogen GP, LLC