Form 10-Q
period 2012-06-30
Rentech Nitrogen Partners, L.P.
filed 2012-08-09
CIK 1525998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 9, 2012, the registrant had 38,259,522 common units outstanding.

RENTECH NITROGEN PARTNERS, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	As of
	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
Current assets
Cash	$44,441	$44,836
Accounts receivable, net of allowance for doubtful accounts of $0	10,491	7,428
Receivable from general partner	—	72
Inventories	9,013	4,991
Deposits on gas contracts	1,226	2,807
Prepaid expenses and other current assets	3,197	1,712
Other receivables, net	53	774

Total current assets	68,421	62,620

Property, plant and equipment, net	57,428	59,348

Construction in progress	32,435	7,062

Other assets
Debt issuance costs	3,331	872
Other assets	541	541

Total other assets	3,872	1,413

Total assets	$162,156	$130,443

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$4,568	$3,201
Payable to general partner	3,081	2,333
Accrued liabilities	5,847	5,110
Deferred revenue	7,546	20,331
Accrued interest	91	—
Interest rate swaps	39	—

Total current liabilities	21,172	30,975

Long-term liabilities
Credit facilities	20,190	—
Interest rate swaps	541	—
Other	294	277

Total long-term liabilities	21,025	277

Total liabilities	42,197	31,252

Commitments and contingencies (Note 7)
Partners’ Capital:
Common unitholders – 38,260 and 38,250 units issued and outstanding at June 30, 2012 and December 31, 2011, respectively	119,959	99,191
General partner’s interest	—	—

Total partners’ capital	119,959	99,191

Total liabilities and partners’ capital	$162,156	$130,443

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Operations

(Amounts in thousands, except per unit data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Revenues	$70,643	$74,385	$109,116	$98,328
Cost of sales	24,997	36,958	40,898	50,700

Gross profit	45,646	37,427	68,218	47,628

Operating expenses
Selling, general and administrative expense	3,884	1,478	6,474	2,604
Depreciation	83	93	636	202
(Gain) loss on disposal of property, plant and equipment	75	(26)	47	(72)

Total operating expenses	4,042	1,545	7,157	2,734

Operating income	41,604	35,882	61,061	44,894

Other income (expense), net
Interest income	14	10	30	27
Interest expense	(42)	(3,280)	(142)	(6,319)
Loss on debt extinguishment	—	(9,223)	—	(9,223)
Loss on interest rate swaps	(580)	—	(580)	—
Other income (expense), net	232	(12)	232	1

Total other expenses, net	(376)	(12,505)	(460)	(15,514)

Income before income taxes	41,228	23,377	60,601	29,380
Income tax expense	—	9,620	—	12,090

Net income	$41,228	$13,757	$60,601	$17,290

Net income per unit – Basic	$1.08		$1.58

Net income per unit – Diluted	$1.08		$1.58

Weighted-average units used to compute net income per common unit:
Basic	38,253		38,251

Diluted	38,279		38,272

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statement of Partners’ Capital

(Amounts in thousands)

	Number of Common Units	Common Unitholders	General Partner	Total Partners’ Capital
	(Unaudited)
Balance, December 31, 2011	38,250	$99,191	$—	$99,191
Distributions to common unitholders – affiliates	—	(24,645)	—	(24,645)
Distributions to common unitholders – non-affiliates	—	(16,082)	—	(16,082)
Unit-based compensation expense	—	1,147	—	1,147
Net income	—	60,601	—	60,601
Other	10	(253)	—	(253)

Balance, June 30, 2012	38,260	$119,959	$—	$119,959

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Six Months Ended June 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities
Net income	$60,601	$17,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,777	4,905
Utilization of spare parts	479	494
Non-cash interest expense	133	451
Loss on debt extinguishment	—	9,223
Loss on interest rate swaps	580	—
Unit-based compensation	1,147	—
Payment of call premium fee	—	(8,261)
Other	(188)	162
Changes in operating assets and liabilities:
Accounts receivable	(2,991)	3,110
Other receivables	6	(56)
Inventories	(3,129)	(1,774)
Deposits on gas contracts	1,581	(678)
Prepaid expenses and other current assets	(955)	445
Accounts payable	1,083	(378)
Deferred revenue	(12,784)	(23,342)
Due to parent company	—	15,436
Accrued liabilities, accrued payroll and other	1,513	205

Net cash provided by operating activities	52,853	17,232

Cash flows from investing activities
Purchase of property, plant, equipment and construction in progress	(28,260)	(6,652)
Other items	(228)	16

Net cash used in investing activities	(28,488)	(6,636)

Cash flows from financing activities
Proceeds from credit facilities and term loan	20,190	150,000
Proceeds from bridge loan from parent	5,860	—
Payment of bridge loan to parent	(5,860)	—
Retirement of term loan, including costs	—	(85,383)
Payments on term loan	—	(7,386)
Payments on notes payable for financed insurance premiums	(1,000)	(647)
Payment of debt issuance costs	(2,778)	(8,465)
Payment of bridge loan fee to parent, net	(200)	—
Payment of initial public offering costs	(245)	—
Payment of dividends	—	(71,954)
Net advances to parent company	—	(1,938)
Distributions to common unitholders – affiliates	(24,645)	—
Distributions to common unitholders – non-affiliates	(16,082)	—

Net cash used in financing activities	(24,760)	(25,773)

Decrease in cash	(395)	(15,177)
Cash and cash equivalents, beginning of period	44,836	36,621

Cash and cash equivalents, end of period	$44,441	$21,444

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Continued from previous page)

The following effects of certain non-cash investing and financing activities were excluded from the statements of cash flows for the six months ended June 30, 2012 and 2011:

	For the Six Months Ended June 30,
	2012	2011
	(Unaudited)
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$4,119	$3,795
Non-cash interest capitalized into construction in progress	185	—
Current deposits transferred into construction in progress	332	—
Receivable for sales of property, plant and equipment in other receivables	25	—
Purchase of insurance policies financed with notes payable	—	1,109
Receivable from parent company reclassified as dividend	—	112,740

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech Nitrogen Partners, L.P. and its consolidated subsidiary (collectively, the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of June 30, 2012, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Transition Report on Form 10-K for the transition period from October 1, 2011 to December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012 (the “Transition Report”).

Rentech Energy Midwest Corporation (“REMC”) was a wholly-owned subsidiary of Rentech, Inc. (“Rentech”). In 2011, the Partnership completed its initial public offering (the “Offering”) of 15,000,000 common units representing limited partner interests at a public offering price of $20.00 per common unit. The common units currently held by the public represent 39.2% of the outstanding common units. Rentech Nitrogen Holdings, Inc. (“RNHI”), Rentech’s indirect wholly-owned subsidiary, currently owns the remaining 60.8% of the outstanding common units and Rentech Nitrogen GP, LLC (the “General Partner”), RNHI’s wholly-owned subsidiary, owns 100% of the non-economic general partner interest in the Partnership. In connection with the Offering, REMC converted into a limited liability company named Rentech Nitrogen, LLC (“RNLLC”) and Rentech contributed the entity to the Partnership. The Partnership’s assets consist of all of the equity interests of RNLLC, which owns a nitrogen fertilizer plant at East Dubuque, Illinois (the “East Dubuque Facility”).

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

Fair values of cash, receivables, deposits, other current assets, accounts payable, accrued liabilities and other current liabilities were assumed to approximate carrying values for these financial instruments since they are short term in nature or they are receivable or payable on demand. These items meet the definition of Level 1 financial instruments as defined in Note 3 — Fair Value.

Accounting guidance establishes accounting and reporting requirements for derivative instruments and hedging activities. This guidance requires recognition of all derivative instruments as assets or liabilities on the Partnership’s balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. The Partnership currently does not designate any of its derivatives as hedges for financial accounting purposes. Gains and losses on derivative instruments not designated as hedges are currently included in earnings and reported under cash from operating activities.

The Partnership has evaluated events occurring between June 30, 2012 and the date of these financial statements to ensure that such events are properly reflected in these statements.

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3 — Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Partnership makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Partnership and its counterparties is incorporated in the valuation of assets and liabilities. The Partnership believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

The following table presents the financial instruments that require fair value disclosure as of June 30, 2012.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Credit facilities	$—	$20,190	$—	$20,190
Interest rate swaps	$—	$580	$—	$580

The following table presents the financial instruments that require fair value disclosure as of December 31, 2011.

	Fair Value			Carrying Value
(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Credit facilities	$—	$—	$—	$—
Interest rate swaps	$—	$—	$—	$—

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Credit Facilities

The credit facilities under the credit agreement (the “2012 Credit Agreement”) among RNLLC, the Partnership, as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc., as sole lead arranger and bookrunner, BMO Harris Bank, N.A. as syndication agent, and the lenders party thereto (the “Lenders”) are deemed to be Level 2 financial instruments because the measurement is based on observable market data. To determine the fair value, the Partnership reviewed current market interest rates and terms of similar debt. It was concluded that the carrying values of the credit facilities approximate the fair values of such facilities as of June 30, 2012 because the interest rates on the credit facilities approximate the interest rates on debt with similar terms available to the Partnership.

Interest Rate Swaps

On April 2, 2012, RNLLC entered into two forward starting interest rate swaps in notional amounts designed to cover a portion of the borrowings under its CapEx Facility, as defined in Note 6 — Debt. Through the two interest rate swaps, RNLLC is essentially fixing the variable interest rate to be paid on a portion of the borrowings under the CapEx Facility.

The initial forward starting interest rate swap (the “Construction Period Swap”) is based on a notional amount beginning at approximately $20.8 million and increasing, as specified in the swap agreement, to approximately $45.8 million. The increases in the notional amounts are designed to mirror a proportion of the expected increases in outstanding borrowings under the CapEx Facility as RNLLC continues its ammonia production and storage capacity expansion project. The Construction Period Swap will start on September 1, 2012 and terminate on September 1, 2013. Under the Construction Period Swap, RNLLC will receive one-month LIBOR on the notional amount, and the rate will be reset at the end of each month; RNLLC will pay a fixed rate of 48.8 basis points on the same notional amount. The second forward starting interest rate swap (the “Term Swap”) will start on September 30, 2013 and terminate on December 31, 2015. The Term Swap is based on a notional amount beginning at $50.0 million and decreasing, as specified in the swap agreement, to $40.0 million. The decreases in the notional amounts are designed to mirror a proportion of the decrease in outstanding borrowings under the CapEx Facility as RNLLC begins to make principal payments. Under the Term Swap, RNLLC will receive three-month LIBOR on the notional amount, and the rate will be reset at the end of each calendar quarter; RNLLC will pay a fixed rate of 129.5 basis points on the same notional amount.

The interest rate swaps are not designated as hedging instruments. The interest rate swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Partnership uses a standard swap contract valuation method to value its interest rate derivatives, and the inputs it uses for present value discounting include forward one-month and three-month LIBOR rates and risk-free interest rates. The Partnership’s method reflects, among other things, an estimate of credit risk, the impact of which is immaterial at June 30, 2012. The fair value of the interest rate swaps at June 30, 2012 represents the unrealized loss which is recorded in loss on interest rate swaps on the consolidated statement of operations.

The levels within the fair value hierarchy at which the Partnership’s financial instruments have been evaluated have not changed for any of our financial instruments during the six months ended June 30, 2012.

Note 4 — Inventories

Inventories consisted of the following:

	As of
	June 30, 2012	December 31, 2011
	(in thousands)
Finished goods	$8,529	$4,567
Raw materials	484	424

Total inventory	$9,013	$4,991

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 5 — Property, Plant and Equipment and Construction in Progress

Property, plant and equipment consisted of the following:

	As of
	June 30, 2012	December 31, 2011
	(in thousands)
Land and land improvements	$1,281	$1,281
Buildings and building improvements	5,140	5,140
Machinery and equipment	99,339	94,929
Furniture, fixtures and office equipment	57	57
Computer equipment and computer software	2,053	2,053
Vehicles	153	125
Conditional asset (asbestos removal)	210	210

	108,233	103,795
Less accumulated depreciation	(50,805)	(44,447)

Total property, plant and equipment, net	$57,428	$59,348

The construction in progress balance at June 30, 2012 of approximately $32.4 million, which includes $0.3 million of capitalized interest costs, represents the costs associated with the ammonia production and storage capacity expansion project, the urea expansion project, the diesel exhaust fluid (“DEF”) build-out project and various other smaller projects.

Note 6 — Debt

On February 28, 2012, RNLLC entered into the 2012 Credit Agreement. The 2012 Credit Agreement amended, restated and replaced the credit agreement entered into on November 10, 2011, which provided for a $25.0 million senior secured revolving credit facility (the “2011 Credit Agreement”).

The 2012 Credit Agreement consists of (i) a $100.0 million multiple draw term loan (the “CapEx Facility”) that can be used to pay for capital expenditures related to the ammonia production and storage capacity expansion and for fees and expenses due to the Lenders, and (ii) a $35.0 million revolving facility (the “2012 Revolving Credit Facility”) that can be used for working capital needs, letters of credit and for general purposes.

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

The 2012 Revolving Credit Facility includes a letter of credit sublimit of $10.0 million, and it can be drawn on, or letters of credit can be issued, through the day that is seven days prior to the maturity date. The amounts outstanding under the 2012 Revolving Credit Facility will be required to be reduced to zero (other than outstanding letters of credit) for three periods of ten consecutive business days during each year with each period not less than 60 days apart, with one of those periods to begin each April.

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

Upon entry into the 2012 Credit Agreement, RNLLC borrowed approximately $8.5 million under the CapEx Facility (i) to repay in full outstanding borrowings under the credit agreement it had entered into on December 28, 2011, with Rentech as lender and the Partnership as guarantor (the “Bridge Loan Agreement”), of approximately $5.9 million and (ii) to pay fees associated with the 2012 Credit Agreement of approximately $2.6 million. RNLLC also terminated the Bridge Loan Agreement upon entry into the 2012 Credit Agreement. As of June 30, 2012, RNLLC had outstanding borrowings under the CapEx Facility of approximately $20.2 million.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 7 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Partnership’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted product sales in order to substantially fix gross margin on those product sales contracts. The Partnership may enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. Occasionally the Partnership enters into index-price contracts. The Partnership elects the normal purchase normal sale exemption for these derivative instruments. As such, the Partnership does not recognize the unrealized gains or losses related to these derivative instruments in its financial statements. As of June 30, 2012, the Partnership had entered into multiple natural gas forward purchase contracts for various delivery dates through September 30, 2012. Commitments for natural gas purchases consist of the following:

	As of
	June 30, 2012	December 31, 2011
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	1,470	3,040
MMBtus under index-price contracts	279	—

Total MMBtus under contracts	1,749	3,040

Commitments to purchase natural gas	$4,845	$12,337
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$2.77	$4.06

Subsequent to June 30, 2012 through July 31, 2012, the Partnership entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through December 31, 2012. The total MMBtus associated with these additional forward purchase contracts are approximately 1.8 million and the total amount of the purchase commitments are approximately $6.1 million, resulting in a weighted average rate per MMBtu of approximately $3.28. The Partnership is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts. These payments are recorded as deposits on gas contracts in the accompanying balance sheets.

Litigation

The Partnership is party to litigation from time to time in the normal course of business. The Partnership accrues legal liabilities only when it concludes that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. In cases where the Partnership determines that it is not probable, but reasonably possible that it has a material obligation, it discloses such obligations and the possible loss or range of loss, if such estimate can be made. While the outcome of the Partnership’s current matters cannot be predicted with certainty, the Partnership maintains insurance to cover certain actions and believes that resolution of its current litigation matters will not have a material adverse effect on the Partnership.

Note 8 — Partners’ Capital and Partnership Distributions

The Partnership’s policy is to distribute all of the cash available for distribution which it generates each quarter. Cash available for distribution for each quarter will be determined by the board of directors (the “Board”) of the General Partner following the end of each quarter. The Partnership expects that cash available for distribution for each quarter will generally equal the cash it generates during the quarter, less cash needed for maintenance capital expenditures, debt service (if any) and other contractual obligations, and reserves for future operating or capital needs that the Board of the General Partner deems necessary or appropriate. The Partnership does not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in its quarterly distribution or otherwise to reserve cash for distributions, nor does it intend to incur debt to pay quarterly distributions. The Partnership has no legal obligation to pay distributions. Distributions are not required by the Partnership’s partnership agreement and the Partnership’s distribution policy is subject to change at any time at the discretion of the Board of the General Partner. Any distributions made by the Partnership to its unitholders will be done on a pro rata basis. For information on the declaration of cash distribution refer to Note 12 — Subsequent Events.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

On May 15, 2012, the Partnership made a cash distribution to its common unitholders for the period November 9, 2011 through and including March 31, 2012 of $1.06 per unit, approximately $40.7 million in the aggregate.

Note 9 — Income Taxes

The Partnership and RNLLC are not directly subject to federal and state income taxes. Instead, their taxable income or loss is allocated to their individual partners or members.

Note 10 — Net Income Per Common Unit

The net income per common unit on the Consolidated Statement of Operations is based on net income of the Partnership after the closing of the Offering on November 9, 2011, since this is the amount of net income that is attributable to the newly issued common units. The Partnership’s net income is allocated wholly to the common unitholders since the General Partner has a non-economic interest.

Basic income per common unit is calculated by dividing net income by the weighted average number of common units outstanding for the period. Diluted net income per common unit is calculated by dividing net income by the weighted average number of common units outstanding plus the dilutive effect, calculated using the “treasury stock” method for the unvested phantom units. Phantom units are settled for common units upon vesting and are issued in tandem with distribution rights during the vesting period.

The following table sets forth the computation of basic and diluted net income per common unit (in thousands, except for per unit data).

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012

Basic net income per common unit:
Numerator:
Net income	$41,228	$60,601

Denominator:
Weighted average common units outstanding	38,253	38,251

Basic net income per common unit	$1.08	$1.58

Diluted net income per common unit:
Numerator:
Net income	$41,228	$60,601

Denominator:
Weighted average common units outstanding	38,253	38,251
Effect of dilutive units:
Phantom units	26	21

Diluted units outstanding	38,279	38,272

Diluted net income per common unit	$1.08	$1.58

For the three months ended June 30, 2012, no phantom units were excluded from the calculation of diluted net income per common unit. For the six months ended June 30, 2012, approximately 4,000 phantom units were excluded from the calculation of diluted net income per common unit because their inclusion would have been anti-dilutive.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11 — Related Parties

On November 9, 2011, the closing date of the Offering, the Partnership, the General Partner and Rentech entered into a services agreement, pursuant to which the Partnership and the General Partner will obtain certain management and other services from Rentech. The Partnership’s consolidated financial statements following the Offering reflect the impact of the reimbursements the Partnership is required to make to Rentech under the services agreement. Under the services agreement, the Partnership, the General Partner and RNLLC are obligated to reimburse Rentech for (i) all costs, if any, incurred by Rentech or its affiliates in connection with the employment of its employees who are seconded to the Partnership and who provide the Partnership services under the agreement on a full-time basis, but excluding share-based compensation; (ii) a prorated share of costs incurred by Rentech or its affiliates in connection with the employment of its employees, excluding seconded personnel, who provide the Partnership services under the agreement on a part-time basis, but excluding share-based compensation, and such prorated share shall be determined by Rentech on a commercially reasonable basis, based on the estimated percent of total working time that such personnel are engaged in performing services for the Partnership; (iii) a prorated share of certain administrative costs, in accordance with the agreement, including office costs, services by outside vendors, other general and administrative costs; and (iv) any taxes (other than income taxes, gross receipt taxes and similar taxes) incurred by Rentech or its affiliates for the services provided under the agreement.

Note 12 — Subsequent Events

On July 26, 2012, the Board of the General Partner declared a cash distribution to the Partnership’s common unitholders for the period April 1, 2012 through and including June 30, 2012 of $1.17 per unit which will result in total distributions in the amount of approximately $45.0 million. The cash distribution will be paid on August 14, 2012, to unitholders of record at the close of business on August 7, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our consolidated financial statements and the related notes presented in this report and in our Transition Report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our expected revenues, our future profitability, our expected capital expenditures (including for maintenance or expansion projects and environmental expenditures) and the impact of such expenditures on our performance, and the costs of operating as a public company. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors” in our Transition Report, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	our ability to make cash distributions on our common units;

•	the volatile nature of our business, our ability to remain profitable and the variable nature of our cash distributions;

•	a decline in demand for corn or corn prices or the use of nitrogen fertilizer for agricultural purposes;

•	adverse weather conditions, which can affect demand for, and delivery and production of, our products;

•	any interruption in the supply, or rise in the price levels, of natural gas and other essential raw materials;

•	our lack of asset or geographic diversification;

•	our ability to identify and consummate acquisitions in related businesses, and the risk that any such acquisitions do not perform as anticipated;

•	intense competition from other nitrogen fertilizer producers;

•	planned or unplanned shutdowns, or any operational difficulties, at our facility;

•	our ability to obtain debt financing on acceptable terms or at all;

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

•	the conflicts of interest faced by our senior management team and our general partner;

•	limitations on the fiduciary duties owed by our general partner which are included in the partnership agreement;

•	the inability of our public unitholders to influence our operating decisions or elect our general partner or our general partner’s board of directors;

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes;

•

risks associated with the expansion projects at our facility, including any disruption to operations at our facility during construction and our ability to sell the incremental products resulting from such expansion projects; and

•	our ability to negotiate the upcoming renewal of our collective bargaining agreement on satisfactory terms, or at all.

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

OVERVIEW

We are a Delaware limited partnership formed in July 2011 by Rentech, a publicly traded provider of clean energy solutions and nitrogen fertilizer, to own, operate and expand our nitrogen fertilizer business. Our nitrogen fertilizer facility, which is located in East Dubuque, Illinois, has been in operation since 1965 with infrequent unplanned shutdowns. We produce primarily ammonia and urea ammonium nitrate solution, or UAN, at our facility, using natural gas as our primary feedstock. Substantially all of our products are nitrogen-based fertilizers.

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

FACTORS AFFECTING COMPARABILITY OF FINANCIAL INFORMATION

Our historical results of operations for our prior periods may not be comparable with our results of operations for the three and six months ended June 30, 2012 or in the future for the reasons discussed below.

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

Expansion Projects

As discussed in Part I — Item 1 “Business — Expansion Projects” of our Transition Report, we have commenced or are evaluating potential projects to expand the production capabilities at our facility. We expect to incur significant costs and expenses for the construction and development of such projects. We plan to pay for the costs and expenses of our ammonia production and storage capacity expansion project with proceeds of indebtedness under our CapEx Facility, which will significantly increase our interest expense. We also expect our depreciation expense to increase as we place additional assets into service from the ammonia production and storage capacity expansion project. As a result, our results of operations for periods prior to, during and after the construction of any expansion project may not be comparable.

Acquisitions

One of our business strategies is to pursue acquisitions in related businesses. We are actively pursuing the acquisition of fertilizer assets that may benefit from our partnership structure. If completed, such potential acquisitions could be significant to our business, financial condition and results of operations. We have not entered into definitive agreements for any potential acquisitions, and we cannot assure you that we will enter into any definitive agreements on satisfactory terms, or at all. Costs associated with potential acquisitions are expensed as incurred, and could be significant.

FACTORS AFFECTING RESULTS OF OPERATIONS

Seasonality

Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on our sales. Our and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. The following table shows product tonnage (in thousands) shipped by quarter for the six months ended June 30, 2012 and the years ended December 31, 2011, 2010 and 2009.

	2012	2011	2010	2009
Quarter ended March 31	92	89	86	65
Quarter ended June 30	160	213	206	203
Quarter ended September 30	n/a	125	181	150
Quarter ended December 31	n/a	145	167	124

Total Tons Shipped	252	572	640	542

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

Cost of Sales

The cost of product shipments, the most significant element of cost of sales, primarily consists of natural gas, labor costs and depreciation.

Operating Expenses

Operating expenses primarily consist of selling, general and administrative expense and depreciation expense not included in cost of sales. Selling, general and administrative expense mainly consists of costs of operating as a publicly traded limited partnership; direct and allocated legal expenses; payroll expenses relating to treasury, accounting, marketing and human resources; and expenses for maintaining our corporate offices.

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

SELECTED FINANCIAL DATA

The following table includes selected summary financial data for the three and six months ended June 30, 2012 and 2011. The data below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. The data below is in thousands, except for per unit data, product pricing, $ per MMBtu and on-stream factors.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
STATEMENTS OF OPERATIONS DATA
Revenues	$70,643	$74,385	$109,116	$98,328
Cost of sales	$24,997	$36,958	$40,898	$50,700
Gross profit	$45,646	$37,427	$68,218	$47,628
Operating income	$41,604	$35,882	$61,061	$44,894
Other expense, net	$376	$12,505	$460	$15,514
Income before income taxes	$41,228	$23,377	$60,601	$29,380
Income tax expense	$—	$9,620	$—	$12,090
Net income	$41,228	$13,757	$60,601	$17,290

Net income per common unit – Basic	$1.08		$1.58
Net income per common unit – Diluted	$1.08		$1.58
Weighted-average units used to compute net income per common unit:
Basic	38,253		38,251
Diluted	38,279		38,272

FINANCIAL AND OTHER DATA
EBITDA(1)	$44,916	$39,313	$66,838	$49,799
Cash available for distribution, per unit(1)	$1.17

KEY OPERATING DATA

Products sold (tons):
Ammonia	40	43	70	63
UAN	92	129	126	159

Products pricing (dollars per ton):
Ammonia	$695	$638	$686	$628
UAN	$378	$312	$365	$292

Production (tons):
Ammonia	77	68	155	143
UAN	78	79	161	160
Natural gas used in production:
Volume (MMBtu)	2,780	2,596	5,598	5,378
Pricing ($ per MMBtu)	$3.12	$4.59	$3.67	$4.72
Natural gas in cost of sales:
Volume (MMBtu)	3,026	3,876	4,868	5,305
Pricing ($ per MMBtu)	$3.64	$4.71	$3.95	$4.80
On-stream factors(2):
Ammonia	100.0%	100.0%	100.0%	100%
UAN	100.0%	100.0%	100.0%	100%

	As of June 30, 2012	As of December 31, 2011
BALANCE SHEET DATA
Cash and cash equivalents	$44,441	$44,836
Working capital	$47,249	$31,645
Construction in progress	$32,435	$7,062
Total assets	$162,156	$130,443
Credit facilities	$20,190	$—
Total long-term liabilities	$21,025	$277
Total partners’ capital	$119,959	$99,191

(1)	EBITDA is defined as net income plus interest expense and other financing costs, loss on debt extinguishment, loss on interest rate swaps, income tax expense and depreciation and amortization, net of interest income. We calculate cash available for distribution as used in this table as EBITDA plus non-cash compensation expense and less maintenance capital expenditures, net interest expense and other financing costs paid and cash reserves for working capital. We present EBITDA because it is a material component in our calculation of cash available for distribution. EBITDA and cash available for distribution are used as supplemental financial measures by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; and

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

The table below reconciles EBITDA to net income for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30.		Six Months Ended June 30.
	2012	2011	2012	2011
	(in thousands)
Net income	$41,228	$13,757	$60,601	$17,290
Add:
Interest income	(14)	(10)	(30)	(27)
Interest expense	42	3,280	142	6,319
Loss on debt extinguishment	—	9,223	—	9,223
Loss on interest rate swaps	580	—	580	—
Income tax expense	—	9,620	—	12,090
Depreciation and amortization	3,312	3,431	5,777	4,905
Other	(232)	12	(232)	(1)

EBITDA	$44,916	$39,313	$66,838	$49,799

The table below reconciles cash available for distribution to EBITDA for the three months ended June 30, 2012.

(in thousands, except per unit data)
EBITDA	$44,916
Plus: Non-cash compensation expense	701
Less: Maintenance capital expenditures	(1,671)
Less: Net interest expense and other financing costs	(28)
Less: Return of cash reserves for working capital	846

Cash available for distribution	$44,764

Cash available for distribution, per unit	$1.17
Common units outstanding	38,260

(2)	The respective on-stream factors for the ammonia and UAN plant equal the total days the applicable plant operated in any given period, divided by the total days in that period.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011:

Continuing Operations

Revenues

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Total revenues	$70,643	$74,385	$109,116	$98,328

	For the Three Months Ended June 30, 2012		For the Three Months Ended June 30, 2011
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product shipments:
Ammonia	40	$27,907	43	$26,969
UAN	92	34,795	129	40,259
Urea (liquid and granular)	9	6,134	11	5,040
Carbon dioxide (CO2)	15	486	26	724
Nitric acid	4	1,247	4	1,393
Nitrous oxide (N2O) emission reduction credits	N/A	74	—	—

Total	160	$70,643	213	$74,385

	For the Six Months Ended June 30, 2012		For the Six Months Ended June 30, 2011
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product shipments:
Ammonia	70	$47,958	63	$38,936
UAN	126	45,951	159	46,415
Urea (liquid and granular)	19	11,758	20	9,174
CO2	30	963	53	1,449
Nitric acid	7	2,412	7	2,354
N2O emission reduction credits	N/A	74	—	—

Total	252	$109,116	302	$98,328

We generate revenue primarily from sales of nitrogen fertilizer products manufactured at our facility and used primarily in corn production. Our facility is designed to produce ammonia, UAN, liquid and granular urea, nitric acid and CO2 using natural gas as a feedstock. Revenues are seasonal based on the planting, growing, and harvesting cycles of customers utilizing nitrogen fertilizer.

Revenues from product shipments were approximately $70.6 million for the three months ended June 30, 2012 compared to approximately $74.4 million for the three months ended June 30, 2011. The decrease in revenue for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily due to decreased sales volume for all products, except for nitric acid which remained unchanged, which was partially offset by increases in sales prices for all products. The decrease in sales volume for ammonia during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was due to the fact that the Midwestern region of the United States experienced warmer weather than is typical in March 2012. This enabled farmers to prepare the soil with earlier application of ammonia fertilizer and shifted significant spring ammonia sales from the three months ended June 30, 2012 into the three months ended March 31, 2012. This also reduced the demand for UAN since more nitrogen was applied as ammonia during this longer ammonia application period. UAN sales volume also decreased because of the warm, dry weather, causing farmers to apply less UAN to the fields, due to the belief that UAN application would not be cost effective given soil and crop conditions. Revenues from product shipments were approximately $109.1 million for the six months ended June 30, 2012 compared to approximately $98.3 million for the six months ended June 30, 2011. The increase in revenue for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to increased sales prices for all products and sales volume for ammonia, which was partially offset by decreased sales volume for UAN, liquid and granular urea and CO2.

The average sales price per ton for the three months ended June 30, 2012 increased by approximately 9% for ammonia and by approximately 21% for UAN, compared with the three months ended June 30, 2011. These two products comprised approximately 89% and 90% of the product sales for the three months ended June 30, 2012 and 2011, respectively. The average sales price per ton for the six months ended June 30, 2012 increased by approximately 9% for ammonia and by approximately 25% for UAN, compared with the six months ended June 30, 2011. These two products comprised approximately 86% and 87% of the product sales for the six months ended June 30, 2012 and 2011, respectively. Average sales prices per ton increased due to higher demand for the products caused by a combination of low levels of corn and fertilizer inventories and expectations of higher corn acreage in 2012.

For the three and six months ended June 30, 2012, revenue includes approximately $74,000 from the sale of N2O emission reduction credits. In July 2011, we began operating a N2O catalytic converter on one of our nitric acid plants. The converter reduced N2O emissions at our facility resulting in us being awarded corresponding emission reduction credits.

Cost of Sales

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Total cost of sales	$24,997	$36,958	$40,898	$50,700

Cost of sales for product shipments was approximately $25.0 million for the three months ended June 30, 2012 compared to approximately $37.0 million for the three months ended June 30, 2011. The cost of sales for product shipments for the three months ended June 30, 2012 decreased from the prior comparable period primarily due to lower sales volume of all products, except for nitric acid, which remained unchanged, lower natural gas prices and lower sales commissions. We did not pay commissions to Agrium for most of April 2012. Our agreement with Agrium includes a $5.0 million cap on commissions for each contract year, which, for the contract year ending April 2012, was met in late 2011. Also, in the prior year, a portion of ammonia we sold was purchased rather than produced by us. Although the purchased ammonia was sold at a profit, it increased our cost per ton of ammonia. Natural gas and labor costs comprised approximately 44% and 16%, respectively, of cost of sales on product shipments for the three months ended June 30, 2012, and approximately 49% and 11%, respectively, of cost of sales on product shipments for the three months ended June 30, 2011.

Cost of sales for product shipments was approximately $40.9 million for the six months ended June 30, 2012 compared to approximately $50.7 million for the six months ended June 30, 2011. The cost of sales for product shipments for the six months ended June 30, 2012 decreased from the prior comparable period primarily due to lower sales volume for UAN, liquid and granular urea and CO2, lower natural gas prices and lower sales commissions, partially offset by higher sales volume for ammonia. We did not pay commissions to Agrium from January 2012 through most of April 2012 as described above. Also, in the prior year, our cost per ton of ammonia increased as a result of the purchase of ammonia as described above. Natural gas and labor costs comprised approximately 47% and 15%, respectively, of cost of sales on product shipments for the six months ended June 30, 2012, and approximately 50% and 12%, respectively, of cost of sales on product shipments for the six months ended June 30, 2011.

Depreciation expense included in cost of sales was approximately $3.2 million and $3.3 million for the three months ended June 30, 2012 and 2011, respectively. Depreciation expense included in cost of sales was approximately $5.1 million and $4.7 million for the six months ended June 30, 2012 and 2011, respectively.

Gross Profit

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Total gross profit	$45,646	$37,427	$68,218	$47,628

Gross profit for product shipments was approximately $45.6 million for the three months ended June 30, 2012 compared to approximately $37.4 million for the three months ended June 30, 2011. Gross profit margin on product shipments was 65% for the three months ended June 30, 2012 as compared to 50% for the three months ended June 30, 2011. The gross profit for product shipments for the three months ended June 31, 2012 increased compared to the prior comparable period primarily due to increased sales prices for all products, lower natural gas prices, and lower sales commissions, partially offset by decreased sales volume for all products, except for nitric acid, which remained unchanged. We did not pay commissions to Agrium for most of April 2012 as described above. Also, in the prior year, our cost per ton of ammonia increased as a result of the purchase of ammonia as described above.

Gross profit for product shipments was approximately $68.2 million for the six months ended June 30, 2012 compared to approximately $47.6 million for the six months ended June 30, 2011. Gross profit margin on product shipments was 63% for the six months ended June 30, 2012 as compared to 48% for the six months ended June 30, 2011. The gross profit for product shipments for the six months ended June 30, 2012 increased compared to the prior comparable period primarily due to increased sales prices for all products, increased sales volume for ammonia, lower natural gas prices, and lower sales commissions, partially offset by decreased sales volume for UAN, liquid and granular urea and CO2. We did not pay commissions to Agrium from January 2012 through most of April 2012 as described above. Also, in the prior year, our cost per ton of ammonia increased as a result of the purchase of ammonia as described above.

Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Operating expenses:
Selling, general and administrative	$3,884	$1,478	$6,474	$2,604
Depreciation and amortization	83	93	636	202
(Gain) loss on disposal of property, plant and equipment	75	(26)	47	(72)

Total operating expenses	$4,042	$1,545	$7,157	$2,734

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $3.9 million for the three months ended June 30, 2012 compared to approximately $1.5 million for the three months ended June 30, 2011. This increase was primarily due to our having become a publicly traded limited partnership which resulted in increases in non-cash unit-based compensation of approximately $0.7 million, payroll costs of approximately $0.4 million, legal costs of approximately $0.2 million, and various other expenses, including accounting, investor relations and insurance expenses. The increase was also due to fees on the unused credit facility of approximately $0.3 million and business development expenses of approximately $0.3 million. Selling, general and administrative expenses were approximately $6.5 million for the six months ended June 30, 2012 compared to approximately $2.6 million for the six months ended June 30, 2011. This increase was primarily due to our having become a publicly traded limited partnership which resulted in increases in non-cash unit-based compensation of approximately $1.1 million, payroll costs of approximately $0.9 million, legal costs of approximately $0.3 million, and various other expenses, including accounting, investor relations and insurance expenses. This increase was also due to unused credit facility fees of approximately $0.3 million and business development expenses of approximately $0.3 million.

Depreciation and Amortization. Depreciation expense was approximately $0.1 million for the three months ended June 30, 2012 and 2011. Depreciation expense was approximately $0.6 million for the six months ended June 30, 2012 compared to approximately $0.2 million for the six months ended June 30, 2011. This increase was primarily due to the acceleration of depreciation on an asset which was dismantled as part of the ammonia production and storage capacity project. A portion of depreciation expense is associated with assets supporting general and administrative functions and is recorded in operating expense. The majority of depreciation expense, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes.

Operating Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Total operating income	$41,604	$35,882	$61,061	$44,894

Operating income was approximately $41.6 million for the three months ended June 30, 2012 compared to approximately $35.9 million for the three months ended June 30, 2011. The increase in operating income for the three months ended June 30, 2012, compared to the prior comparable period, was primarily due to increased sales prices for all products, lower natural gas prices and lower sales commissions, partially offset by decreased sales volume for all products, except nitric acid, the volume of which remained unchanged, and higher selling, general and administrative expenses. We did not pay commissions to Agrium for most of April 2012 as described above. Also, in the prior year, our cost per ton of ammonia increased as a result of the purchase of ammonia as described above.

Operating income was approximately $61.1 million for the six months ended June 30, 2012 compared to approximately $44.9 million for the six months ended June 30, 2011. The increase in operating income for the six months ended June 30, 2012, as compared to the prior comparable period, was primarily due to increased sales prices for all products and sales volume for ammonia, lower natural gas prices and lower sales commissions, partially offset by decreased sales volume for UAN, liquid and granular urea and CO2, and higher selling, general and administrative expenses. We did not pay commissions to Agrium from January 2012 through most of April 2012 as described above. Also, in the prior year, our cost per ton of ammonia was increased by the purchase of ammonia as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity has historically been cash from operations. We expect to fund our operating needs, including maintenance capital expenditures, from operating cash flow and cash on hand. We believe that our current and expected sources of liquidity will be adequate to fund these operating needs and capital expenditures for at least the next 12 months. We have available to us $35.0 million of borrowing capacity under the 2012 Revolving Credit Facility, which we do not forecast we will use to fund our operations. We started, and intend to continue, to fund the costs of our ammonia production and storage capacity expansion project with borrowings under our CapEx Facility. In the event that we pursue any other expansion projects or acquisitions, we would likely require additional external financing.

Distributions

We intend to distribute all of the cash available for distribution we generate each quarter to our unitholders, which could materially impact our liquidity and limit our ability to grow and make acquisitions. Cash available for distribution for each quarter will be determined by the Board of our General Partner following the end of such quarter. We expect that cash available for distribution for each quarter will generally equal the cash we generate during the quarter, less cash needed for maintenance capital expenditures, debt service (if any) and other contractual obligations, and reserves for future operating or capital needs that the Board of our General Partner deems necessary or appropriate. As a result of our quarterly distributions, our liquidity will be significantly affected, and we expect to finance substantially all of our growth externally, either with commercial bank borrowings or by debt issuances or additional issuances of equity. However, our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we may change our distribution policy at any time and from time to time.

On May 15, 2012, we made a cash distribution to our common unitholders for the period November 9, 2011 through and including March 31, 2012 of $1.06 per unit or approximately $40.7 million in the aggregate.

On July 26, 2012, the Board of our General Partner declared a cash distribution to our common unitholders for the period April 1, 2012 through and including June 30, 2012 of $1.17 per unit which will result in total distributions in the amount of approximately $45.0 million. The cash distribution will be paid on August 14, 2012, to unitholders of record at the close of business on August 7, 2012.

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

Our maintenance capital expenditures totaled approximately $3.7 million and $8.5 million in the six months ended June 30, 2012 and 2011, respectively. Our maintenance capital expenditures are expected to be approximately $9.9 million for the year ending December 31, 2012. Our expansion capital expenditures totaled approximately $26.9 million and $1.3 million in the six months ended June 30, 2012 and 2011, respectively. Our expansion capital expenditures are expected to be approximately $59.3 million, including capitalized interest, for the year ending December 31, 2012 for expenditures primarily related to our ammonia production and storage capacity expansion project. This amount also includes approximately $5.1 million for our urea expansion and DEF build-out projects. The DEF build-out project was completed in June 2012, and we expect that our urea expansion project will be completed by the end of 2012. The DEF build-out and urea expansion projects are expected to collectively cost approximately $6.0 million, including costs incurred during the year ended December 31, 2011. We are using a portion of the net proceeds from the Offering to fund this project. We expect that the ammonia production and storage capacity expansion project could cost approximately $100.0 million, with approximately half of that amount expected to be spent during the year ending December 31, 2012. With the exception of the cost of front end engineering and design, which was funded using a portion of the net proceeds from the Offering, we started, and intend to continue, to use borrowings under our CapEx Facility to fund the ammonia production and storage capacity expansion project.

Credit Agreement and Interest Rate Swaps

On April 2, 2012, we entered into two interest rate swaps in notional amounts designed to cover a portion of the borrowings under our CapEx Facility as described in Note 3 to the consolidated financial statements, “Fair Value,” included in Part I of this report.

The 2012 Credit Agreement expires on February 27, 2017 and requires us to meet the following financial covenants (and failure to meet such covenants could result in acceleration of the outstanding loans):

•

Maximum Total Leverage Ratio (defined as total debt of the Partnership and its subsidiaries on a consolidated basis, divided by Adjusted EBITDA (as defined in the 2012 Credit Agreement)) of not greater than 2.5 to 1.0 as of the end of each fiscal quarter for the 12 month period then ending. As of June 30, 2012, the Partnership’s actual Total Leverage Ratio was 0.2 to 1.0.

•

Maintenance of a Minimum Fixed Charge Coverage Ratio (defined as (a) Adjusted EBITDA (as defined in the 2012 Credit Agreement) minus unfinanced capital expenditures of the Partnership and its subsidiaries on a consolidated basis, divided by (b) the sum of (i) interest expense paid or accrued, (ii) scheduled principal payments and (iii) taxes paid or payable of the Partnership and its subsidiaries in each case) of not less than 1.0 to 1.0 as of the end of each fiscal quarter for the 12 month period then ending. As of June 30, 2012, the Partnership’s actual Fixed Charge Coverage Ratio was 8.7 to 1.0.

We believe we have sufficient liquidity for our expected funding requirements through the next 12 months.

CASH FLOWS

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$52,853	$17,232
Investing activities	(28,488)	(6,636)
Financing activities	(24,760)	(25,773)

Net decrease in cash and cash equivalents	$(395)	$(15,177)

Operating Activities

Revenues were approximately $109.1 million for the six months ended June 30, 2012 compared to approximately $98.3 million for the six months ended June 30, 2011. The increase was primarily due to increased sales prices for all products and sales volume for ammonia, partially offset by decreased sales volume for UAN, liquid and granular urea and CO2. Deferred revenue decreased approximately $12.8 million during the six months ended June 30, 2012, versus a decrease of approximately $23.3 million during the six months ended June 30, 2011. The decrease during both periods was due to seasonality, as product shipments on spring product prepayment contracts are typically made during the quarter ended June 30 of each year. The decrease during the six months ended June 30, 2012 was less than the decrease during the six months ended June 30, 2011 due to the timing of cash received on the spring product prepayment contracts and timing of shipments.

Net cash provided by operating activities for the six months ended June 30, 2012 was approximately $52.9 million. We had net income of $60.6 million for the six months ended June 30, 2012. Accounts receivable increased by approximately $3.0 million in the six months ended June 30, 2012. The increase in accounts receivable in 2012 was due to a balance at December 31, 2011 that was lower-than-normal, caused by the turnaround in fall 2011 that lasted longer than normal turnarounds, resulting in less product available for sale during the three months ended December 31, 2011. Inventories increased by approximately $3.1 million during the six months ended June 30, 2012, which was due in part to normal seasonality. The increase was even higher in 2012 due to the turnaround in fall 2011 that lasted longer than normal turnarounds, resulting in lower inventory levels at December 31, 2011, and lower sales volume for UAN during the six months ended June 30, 2012.

Net cash provided by operating activities for the six months ended June 30, 2011 was approximately $17.2 million. We had net income of $17.3 million for the six months ended June 30, 2011. Accounts receivable decreased by approximately $3.1 million due to a higher volume of sales on credit during the months leading up to December 31, 2010 than during the months leading up to June 30, 2011, when most of the sales were on prepaid contracts. Inventories increased by approximately $1.8 million due normal seasonality. We typically have lower levels of inventory at December 31 of each year.

Investing Activities

Net cash used in investing activities was approximately $28.5 million and $6.6 million, respectively, for the six months ended June 30, 2012 and 2011. The increase in net additions of property, plant, equipment and construction in progress of $21.6 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to an increase in capital spending related to the various expansion projects, including the ammonia production and storage capacity expansion project.

Financing Activities

Net cash used in financing activities was approximately $24.8 million and $25.8 million, respectively, for the six months ended June 30, 2012 and 2011. During the six months ended June 30, 2012, our operating company entered into the 2012 Credit Agreement and borrowed approximately $8.5 million under the CapEx Facility (i) to repay in full outstanding borrowings under the Bridge Loan Agreement of approximately $5.9 million, and (ii) to pay fees associated with the 2012 Credit Agreement of approximately $2.6 million. Our operating company subsequently borrowed an additional $11.7 million under the CapEx Facility. We also made cash distributions of approximately $40.7 million. During the six months ended June 30, 2011, we entered into the 2011 Credit Agreement pursuant to which we borrowed $150.0 million, $85.4 million of which was used to pay off the outstanding principal balance under our 2010 credit agreement, and paid dividends of approximately $72.0 million.

CONTRACTUAL OBLIGATIONS

We have entered into various contractual obligations as detailed in the Transition Report. During the normal course of business in the six months ended June 30, 2012, the amount of our contractual obligations changed, as we made scheduled payments and entered into new contracts. During the six months ended June 30, 2012, the following material changes occurred to our contractual obligations:

•

We entered into the 2012 Credit Agreement and paid associated financing costs of approximately $2.6 million. The 2012 Credit Agreement replaced and upsized the 2011 Credit Agreement. As of June 30, 2012, there was approximately $20.2 million outstanding under the 2012 Credit Agreement. As of the date of this report, there was approximately $24.4 million outstanding under the 2012 Credit Agreement.

•

Our obligations under natural gas forward purchase contracts decreased by approximately $7.5 million to approximately $4.8 million. We are required to make additional prepayments under these purchase contracts in the event that market prices fall below the purchase prices in the contracts. As of June 30, 2012, the natural gas forward purchase contracts included delivery dates through September 30, 2012. Subsequent to June 30, 2012 through July 31, 2012, we entered into additional fixed quantity natural gas forward purchase contracts at fixed prices and indexed prices for various delivery dates through December 31, 2012. The total MMBtus associated with these additional contracts was 1.8 million and the total amount of the commitments under contract was $6.1 million, resulting in a weighted average rate per MMBtu of $3.28.

•

Purchase obligations increased by approximately $25.1 million to approximately $32.5 million as measured by the total amount of open purchase orders. The increase is primarily due to the ammonia production and storage capacity expansion project.

•	Gas and electric fixed charges decreased by approximately $0.3 million to approximately $2.1 million.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 2 to the consolidated financial statements, “Recent Accounting Pronouncements,” included in Part I of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to interest rate risks related to the 2012 Credit Agreement. The borrowings under the 2012 Credit Agreement bear interest at a rate equal to an applicable margin, plus at our option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% and (3) the LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period. The applicable margin for borrowings under the 2012 Credit Agreement is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. As of June 30, 2012, we had outstanding borrowings under the 2012 Credit Agreement of $20.2 million. Based upon this outstanding balance, and assuming interest rates are above the applicable minimum, an increase or decrease by 100 basis points of interest would result in an increase or decrease in annual interest expense of approximately $0.2 million. Historically, we did not use interest rate derivative instruments to manage exposure to interest rate changes. On April 2, 2012, we entered into two interest rate swaps in notional amounts designed to cover a portion of the borrowings under our CapEx Facility. The Construction Period Swap will start on September 1, 2012 and terminate on September 1, 2013. The Term Swap will start on September 30, 2013 and terminate on December 31, 2015. Through the two interest rate swaps, we are essentially fixing the variable interest rate to be paid on a portion of the borrowings under our CapEx Facility. At June 30, 2012, the fair value of the interest rate swaps was a liability of approximately $0.6 million. An increase of 100 basis points in the LIBOR rates would result in the liability for interest rate swaps decreasing by approximately $1.3 million and becoming a receivable. A decrease of 100 basis points in the LIBOR rates would result in the liability for interest rate swaps increasing by approximately $1.4 million.

Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for fertilizer products and natural gas. Natural gas is the primary raw material used in the production of various nitrogen-based products manufactured at our facility. Market prices of nitrogen-based products are affected by changes in the prices of commodities such as corn and natural gas as well as by supply and demand and other factors. Currently, we purchase natural gas for use in our facility on the spot market, and through short-term, fixed supply, fixed price and index price purchase contracts. Natural gas prices have fluctuated during the last several years, increasing in 2008 and subsequently declining to the current lower levels. A hypothetical increase of $0.10 per MMBtu of natural gas would increase the cost to produce one ton of ammonia by approximately $3.50.

In the normal course of business, we currently produce nitrogen-based fertilizer products throughout the year to supply the needs of our customers during the high-delivery-volume spring and fall seasons. The value of fertilizer product inventory is subject to market risk due to fluctuations in the relevant commodity prices. We believe that market prices of nitrogen products are affected by changes in grain prices and demand, natural gas prices and other factors.

We enter into product prepayment contracts committing our customers to purchase our nitrogen fertilizer products at a later date. By using fixed-price forward contracts, we purchase approximately enough natural gas to manufacture the products that have been sold under product prepayment contracts for later delivery. We believe that entering into such fixed-price forward contracts for natural gas and product prepayment contracts effectively allows us to fix most of the gross margin on pre-sold product and mitigate the risks of increasing market prices of natural gas or decreasing market prices of nitrogen products. However, this practice also subjects us to the risk that we may have locked in margins at levels lower than those that might be available if, in periods following these contract dates, natural gas prices were to fall, or nitrogen fertilizer commodity prices were to increase. In addition, we occasionally make forward purchases of natural gas that are not directly linked to specific product prepayment contracts. To the extent we make such purchases, we may be unable to benefit from lower natural gas prices in subsequent periods.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A description of the legal proceedings to which the Partnership and its subsidiary are a party is contained in Note 7 to the consolidated financial statements, “Commitments and Contingencies,” included in Part I of this report.

ITEM 6. EXHIBITS.

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH NITROGEN PARTNERS, L.P.
BY: RENTECH NITROGEN GP, LLC, ITS GENERAL PARTNER

Dated: August 9, 2012	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer and Director of Rentech Nitrogen GP, LLC

Dated: August 9, 2012	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer of Rentech Nitrogen GP, LLC