Form 10-Q
period 2012-09-30
Rentech Nitrogen Partners, L.P.
filed 2012-11-08
CIK 1525998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 8, 2012, the registrant had 38,799,970 common units outstanding.

RENTECH NITROGEN PARTNERS, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash	$55,487	$44,836
Accounts receivable, net of allowance for doubtful accounts of $0	6,258	7,428
Receivable from general partner	—	72
Inventories	6,741	4,991
Deposits on gas contracts	—	2,807
Prepaid expenses and other current assets	2,262	1,712
Other receivables, net	27	774

Total current assets	70,775	62,620

Property, plant and equipment, net	58,294	59,348

Construction in progress	42,987	7,062

Other assets
Debt issuance costs	3,651	872
Other assets	361	541

Total other assets	4,012	1,413

Total assets	$176,068	$130,443

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$5,569	$3,201
Payable to general partner	3,452	2,333
Accrued liabilities	7,837	5,110
Deferred revenue	25,914	20,331
Accrued interest	136	—
Interest rate swaps	88	—

Total current liabilities	42,996	30,975

Long-term liabilities
Credit facilities	26,990	—
Interest rate swaps	815	—
Other	303	277

Total long-term liabilities	28,108	277

Total liabilities	71,104	31,252

Commitments and contingencies (Note 7)
Partners’ Capital:
Common unitholders — 38,260 and 38,250 units issued and outstanding at September 30, 2012 and December 31, 2011, respectively	104,964	99,191
General partner’s interest	—	—

Total partners’ capital	104,964	99,191

Total liabilities and partners’ capital	$176,068	$130,443

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Operations

(Amounts in thousands, except per unit data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues	$60,112	$38,567	$169,228	$136,895
Cost of sales	25,077	25,751	65,975	76,451

Gross profit	35,035	12,816	103,253	60,444

Operating expenses
Selling, general and administrative expense	5,508	1,750	11,982	4,354
Depreciation	90	95	726	297
Loss on disposal of property, plant and equipment	237	595	284	523

Total operating expenses	5,835	2,440	12,992	5,174

Operating income	29,200	10,376	90,261	55,270

Other income (expense), net
Interest income	14	12	43	39
Interest expense	(39)	(4,522)	(181)	(10,841)
Loss on debt extinguishment	—	—	—	(9,223)
Loss on interest rate swaps	(327)	—	(907)	—
Other income (expense), net	—	(1)	232	—

Total other expenses, net	(352)	(4,511)	(813)	(20,025)

Income before income taxes	28,848	5,865	89,448	35,245
Income tax expense	—	2,553	—	14,643

Net income	$28,848	$3,312	$89,448	$20,602

Net income per unit - Basic	$0.75		$2.34

Net income per unit - Diluted	$0.75		$2.34

Weighted-average units used to compute net income per common unit:
Basic	38,260		38,254

Diluted	38,292		38,259

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statement of Partners’ Capital

(Amounts in thousands)

	Number of Common Units	Common Unitholders	General Partner	Total Partners’ Capital
	(Unaudited)
Balance, December 31, 2011	38,250	$99,191	$—	$99,191
Distributions to common unitholders – affiliates	—	(51,848)	—	(51,848)
Distributions to common unitholders – non-affiliates	—	(33,845)	—	(33,845)
Unit-based compensation expense	—	2,271	—	2,271
Net income	—	89,448	—	89,448
Other	10	(253)	—	(253)

Balance, September 30, 2012	38,260	$104,964	$—	$104,964

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities
Net income	$89,448	$20,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,456	7,419
Utilization of spare parts	763	1,318
Non-cash interest expense	173	1,136
Loss on debt extinguishment	—	9,223
Loss on interest rate swaps	903	—
Unit-based compensation	2,271	—
Payment of call premium fee	—	(8,261)
Other	57	(350)
Changes in operating assets and liabilities:
Accounts receivable	1,242	11,995
Other receivables	6	(228)
Inventories	(1,326)	(10,670)
Deposits on gas contracts	2,807	652
Prepaid expenses and other current assets	(379)	(636)
Accounts payable	1,489	137
Deferred revenue	5,584	2,580
Due to parent company	—	20,073
Accrued liabilities, accrued payroll and other	2,712	4,960

Net cash provided by operating activities	115,206	59,950

Cash flows from investing activities
Purchase of property, plant, equipment and construction in progress	(41,242)	(15,199)
Other items	(372)	25

Net cash used in investing activities	(41,614)	(15,174)

Cash flows from financing activities
Proceeds from credit facilities and term loan	26,990	150,000
Proceeds from bridge loan from parent	5,860	—
Payment of bridge loan to parent	(5,860)	—
Retirement of term loan, including costs	—	(85,383)
Payments on term loan	—	(11,136)
Payments on notes payable for financed insurance premiums	(1,000)	(1,157)
Payment of debt issuance costs	(2,793)	(8,457)
Payment of bridge loan fee to parent, net	(200)	—
Payment of initial public offering costs	(245)	—
Payment of dividends	—	(71,954)
Net advances to parent company	—	(1,938)
Distributions to common unitholders – affiliates	(51,848)	—
Distributions to common unitholders – non-affiliates	(33,845)	—

Net cash used in financing activities	(62,941)	(30,025)

Increase in cash	10,651	14,751
Cash and cash equivalents, beginning of period	44,836	36,621

Cash and cash equivalents, end of period	$55,487	$51,372

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Continued from previous page)

The following effects of certain non-cash investing and financing activities were excluded from the statements of cash flows for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$5,438	$9,605
Non-cash interest capitalized into construction in progress	324	—
Current deposits transferred into construction in progress	937	—
Receivable from sales of property, plant and equipment in other receivables	—	325
Purchase of insurance policies financed with notes payable	—	1,109
Receivable from parent company reclassified as dividend	—	112,740
Debt issuance costs in accrued liabilities	483	—

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech Nitrogen Partners, L.P. and its consolidated subsidiary (collectively, the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of September 30, 2012, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Transition Report on Form 10-K for the transition period from October 1, 2011 to December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012 (the “Transition Report”).

Rentech Energy Midwest Corporation (“REMC”) was a wholly-owned subsidiary of Rentech, Inc. (“Rentech”). In 2011, the Partnership completed its initial public offering (the “Offering”) of 15,000,000 common units representing limited partner interests at a public offering price of $20.00 per common unit. As of September 30, 2012, the common units held by the public represent 39.2% of the outstanding common units. As of September 30, 2012, Rentech Nitrogen Holdings, Inc. (“RNHI”), Rentech’s indirect wholly-owned subsidiary, owns the remaining 60.8% of the outstanding common units and Rentech Nitrogen GP, LLC (the “General Partner”), RNHI’s wholly-owned subsidiary, owns 100% of the non-economic general partner interest in the Partnership. In connection with the Offering, REMC converted into a limited liability company named Rentech Nitrogen, LLC (“RNLLC”) and Rentech contributed the entity to the Partnership. The Partnership’s assets consist of all of the equity interests of RNLLC, which owns a nitrogen fertilizer plant at East Dubuque, Illinois (the “East Dubuque Facility”). For information on Rentech’s ownership dilution subsequent to September 30, 2012 refer to Note 12 — Subsequent Events.

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

Fair values of cash, receivables, deposits, other current assets, accounts payable, accrued liabilities and other current liabilities were assumed to approximate carrying values for these financial instruments since they are short term in nature or they are receivable or payable on demand. These items meet the definition of Level 1 financial instruments as defined in Note 3 – Fair Value.

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

The Partnership has evaluated events occurring between September 30, 2012 and the date of these financial statements to ensure that such events are properly reflected in these statements.

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

The following table presents the financial instruments that require fair value disclosure as of September 30, 2012.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Credit facilities	$—	$26,990	$—	$26,990
Interest rate swaps	$—	$903	$—	$903

The following table presents the financial instruments that require fair value disclosure as of December 31, 2011.

	Fair Value			Carrying Value
(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Credit facilities	$—	$—	$—	$—
Interest rate swaps	$—	$—	$—	$—

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Credit Facilities

The credit facilities under the credit agreement (the “2012 Credit Agreement”) among RNLLC, the Partnership, as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc., as sole lead arranger and bookrunner, BMO Harris Bank, N.A. as syndication agent, and the lenders party thereto (the “Lenders”) are deemed to be Level 2 financial instruments because the measurement is based on observable market data. To determine the fair value, the Partnership reviewed current market interest rates and terms of similar debt. It was concluded that the carrying values of the credit facilities approximate the fair values of such facilities as of September 30, 2012 because the interest rates on the credit facilities approximate the interest rates on debt with similar terms available to the Partnership.

Interest Rate Swaps

On April 2, 2012, RNLLC entered into two forward starting interest rate swaps in notional amounts designed to cover a portion of the borrowings under its CapEx Facility, as defined in Note 6 — Debt. Through the two interest rate swaps, RNLLC is essentially fixing the variable interest rate to be paid on a portion of the borrowings under the CapEx Facility.

The initial forward starting interest rate swap (the “Construction Period Swap”) is based on a notional amount beginning at approximately $20.8 million and increasing, as specified in the swap agreement, to approximately $45.8 million. The increases in the notional amounts are designed to mirror a proportion of the expected increases in outstanding borrowings under the CapEx Facility as RNLLC continues its ammonia production and storage capacity expansion project. The Construction Period Swap started on September 1, 2012 and will terminate on September 1, 2013. Under the Construction Period Swap, RNLLC will receive one-month LIBOR on the notional amount, and the rate will be reset at the end of each month; RNLLC will pay a fixed rate of 48.8 basis points on the same notional amount. The second forward starting interest rate swap (the “Term Swap”) will start on September 30, 2013 and terminate on December 31, 2015. The Term Swap is based on a notional amount beginning at $50.0 million and decreasing, as specified in the swap agreement, to $40.0 million. The decreases in the notional amounts are designed to mirror a proportion of the decrease in outstanding borrowings under the CapEx Facility as RNLLC begins to make principal payments. Under the Term Swap, RNLLC will receive three-month LIBOR on the notional amount, and the rate will be reset at the end of each calendar quarter; RNLLC will pay a fixed rate of 129.5 basis points on the same notional amount.

The interest rate swaps are not designated as hedging instruments for accounting purposes. The interest rate swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Partnership uses a standard swap contract valuation method to value its interest rate derivatives, and the inputs it uses for present value discounting include forward one-month and three-month LIBOR rates, risk-free interest rates and an estimate of credit risk. The fair value of the interest rate swaps at September 30, 2012 represents the unrealized loss which is recorded in loss on interest rate swaps on the consolidated statement of operations. The realized loss represents the current cash payment required under the interest rate swaps.

Loss on interest rate swaps:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Realized loss	$4	$—	$4	$—
Unrealized loss	323	—	903	—

Total loss on interest rate swaps	$327	$—	$907	$—

The levels within the fair value hierarchy at which the Partnership’s financial instruments have been evaluated have not changed for any of our financial instruments during the nine months ended September 30, 2012.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4 — Inventories

Inventories consisted of the following:

	As of
	September 30, 2012	December 31, 2011
	(in thousands)
Finished goods	$6,297	$4,567
Raw materials	444	424

Total inventory	$6,741	$4,991

Note 5 — Property, Plant and Equipment and Construction in Progress

Property, plant and equipment consisted of the following:

	As of
	September 30, 2012	December 31, 2011
	(in thousands)
Land and land improvements	$1,552	$1,281
Buildings and building improvements	5,649	5,140
Machinery and equipment	100,987	94,929
Furniture, fixtures and office equipment	57	57
Computer equipment and computer software	2,100	2,053
Vehicles	153	125
Conditional asset (asbestos removal)	210	210

	110,708	103,795
Less accumulated depreciation	(52,414)	(44,447)

Total property, plant and equipment, net	$58,294	$59,348

The construction in progress balance at September 30, 2012 of approximately $43.0 million, which includes $0.7 million of capitalized interest costs, represents the costs associated with the ammonia production and storage capacity expansion project, the urea expansion project and various other smaller projects.

Note 6 — Debt

On February 28, 2012, RNLLC entered into the 2012 Credit Agreement. The 2012 Credit Agreement amended, restated and replaced the credit agreement entered into on November 10, 2011, which provided for a $25.0 million senior secured revolving credit facility (the “2011 Credit Agreement”).

The 2012 Credit Agreement consists of (i) a $100.0 million multiple draw term loan (the “CapEx Facility”) that can be used to pay for capital expenditures related to the ammonia production and storage capacity expansion, and (ii) a $35.0 million revolving facility (the “2012 Revolving Credit Facility”) that can be used for working capital needs, letters of credit and for general purposes.

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

Upon entry into the 2012 Credit Agreement, RNLLC borrowed approximately $8.5 million under the CapEx Facility (i) to repay in full outstanding borrowings under the credit agreement it had entered into on December 28, 2011, with Rentech as lender and the Partnership as guarantor (the “Bridge Loan Agreement”), of approximately $5.9 million and (ii) to pay fees associated with the 2012 Credit Agreement of approximately $2.6 million. RNLLC also terminated the Bridge Loan Agreement upon entry into the 2012 Credit Agreement. As of September 30, 2012, RNLLC had outstanding borrowings under the CapEx Facility of approximately $27.0 million. For information on material borrowings subsequent to September 30, 2012 refer to Note 12 — Subsequent Events.

Note 7 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Partnership’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted product sales in order to substantially fix gross margin on those product sales contracts. The Partnership may enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. Occasionally the Partnership enters into index-price contracts. The Partnership elects the normal purchase normal sale exemption for these derivative instruments. As such, the Partnership does not recognize the unrealized gains or losses related to these derivative instruments in its financial statements. As of September 30, 2012, the Partnership had entered into multiple natural gas forward purchase contracts for various delivery dates through March 31, 2013. Commitments for natural gas purchases consist of the following:

	As of
	September 30, 2012	December 31, 2011
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	2,740	3,040
MMBtus under index-price contracts	383	—

Total MMBtus under contracts	3,123	3,040

Commitments to purchase natural gas	$10,366	$12,337
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$3.32	$4.06

Subsequent to September 30, 2012 through October 31, 2012, the Partnership entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through March 31, 2013. The total MMBtus associated with these additional forward purchase contracts are approximately 0.8 million and the total amount of the purchase commitments are approximately $2.9 million, resulting in a weighted average rate per MMBtu of approximately $3.60. The Partnership is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts. These payments are recorded as deposits on gas contracts in the accompanying balance sheets.

Litigation

The Partnership is party to litigation from time to time in the normal course of business. The Partnership accrues legal liabilities only when it concludes that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. In cases where the Partnership determines that it is not probable, but reasonably possible that it has a material obligation, it discloses such obligations and the possible loss or range of loss, if such estimate can be made. While the outcome of the Partnership’s current matters are not estimable or probable, the Partnership maintains insurance to cover certain actions and believes that resolution of its current litigation matters will not have a material adverse effect on the Partnership.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The Texas Commission on Environmental Quality (the “TCEQ”) is investigating alleged violations of environmental laws relating to the emission of oxides of sulfur in excess of allowed limits from the sulfuric acid plant at the recently acquired Pasadena Facility, as defined in Note 12 – Subsequent Events. In August 2012, the TCEQ issued a notice of violation concerning a June 2012 release and, in October 2012, issued a notice of preliminary finding with respect to an August 2012 release. The Partnership is currently in discussions with the TCEQ regarding these releases. The Partnership cannot at this time estimate the cost to resolve these matters, but it does not believe that the matters will have a material adverse effect on the Partnership.

Note 8 — Partners’ Capital and Partnership Distributions

The Partnership’s policy is to distribute all of the cash available for distribution which it generates each quarter. Cash available for distribution for each quarter will be determined by the board of directors (the “Board”) of the General Partner following the end of each quarter. The Partnership expects that cash available for distribution for each quarter will generally equal the cash it generates during the quarter, less cash needed for maintenance capital expenditures, debt service (if any) and other contractual obligations, and reserves for future operating or capital needs that the Board of the General Partner deems necessary or appropriate. The Partnership does not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in its quarterly distribution or otherwise to reserve cash for distributions, nor does it intend to incur debt to pay quarterly distributions. The Partnership has no legal obligation to pay distributions. Distributions are not required by the Partnership’s partnership agreement and the Partnership’s distribution policy is subject to change at any time at the discretion of the Board of the General Partner. Any distributions made by the Partnership to its unitholders will be done on a pro rata basis. At September 30, 2012, the Partnership had outstanding 172,912 unit-settled phantom units. Each phantom unit entitles the holder to payments in amounts equal to the amounts of any distributions made to an outstanding unit by the Partnership. Payments to outstanding phantom units are not subtracted from operating cash flow in the calculation of cash available for distribution, but the payments made to phantom unitholders are recorded as distributions for accounting purposes. For information on the declaration of cash distributions refer to Note 12 — Subsequent Events.

On May 15, 2012, the Partnership made a cash distribution to its common unitholders and payments to holders of phantom units for the period November 9, 2011 through and including March 31, 2012 of $1.06 per unit, approximately $40.7 million in the aggregate. On August 14, 2012, the Partnership made a cash distribution to its common unitholders and payments to holders of phantom units for the period April 1, 2012 through and including June 30, 2012 of $1.17 per unit, approximately $45.0 million in the aggregate.

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net income per common unit (in thousands, except for per unit data).

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2012	2012
Basic net income per common unit:
Numerator:
Net income	$28,848	$89,448

Denominator:
Weighted average common units outstanding	38,260	38,254

Basic net income per common unit	$0.75	$2.34

Diluted net income per common unit:
Numerator:
Net income	$28,848	$89,448

Denominator:
Weighted average common units outstanding	38,260	38,254
Effect of dilutive units:
Phantom units	32	5

Diluted units outstanding	38,292	38,259

Diluted net income per common unit	$0.75	$2.34

For the three months ended September 30, 2012, no phantom units were excluded from the calculation of diluted net income per common unit. For the nine months ended September 30, 2012, approximately 2,000 phantom units were excluded from the calculation of diluted net income per common unit because their inclusion would have been anti-dilutive.

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

Note 12 — Subsequent Events

The General Partner has a collective bargaining agreement in place covering unionized employees at its East Dubuque Facility. On October 17, 2012, this contract was renewed for a four-year term that is effective until October 17, 2016.

On October 23, 2012, the Board of the General Partner declared a cash distribution to the Partnership’s common unitholders for the period July 1, 2012 through and including September 30, 2012 of $0.85 per unit which will result in total distributions in the amount of approximately $33.1 million, including payments to phantom unitholders. The cash distribution will be paid on November 14, 2012, to unitholders of record at the close of business on November 7, 2012.

On October 31, 2012, the Partnership entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Agrifos Holdings Inc. (the “Seller”) to acquire 100% of the membership interests of Agrifos LLC (“Agrifos”). The transactions contemplated by the Purchase Agreement (the “Agrifos Acquisition”) closed on November 1, 2012 at which time Agrifos became a wholly-owned subsidiary of the Partnership and its name changed to Rentech Nitrogen Pasadena Holdings, LLC (“RNPLLC”). RNPLLC owns

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

and operates a fertilizer production facility in Pasadena, Texas (the “Pasadena Facility”) which produces ammonium sulfate, sulfuric acid and ammonium thiosulfate. Consideration paid at closing was cash of approximately $138.0 million and 538,793 common units valued at approximately $20.0 million, which reduced Rentech’s ownership interest in the Partnership from 60.8% to 59.9%. In addition to the consideration paid at closing, the Seller may be entitled to receive additional common units or cash as earn-out consideration. Earn-out consideration would be calculated based on the amount by which the Pasadena Facility’s two-year Adjusted EBITDA, as defined in the Purchase Agreement, exceeds certain Adjusted EBITDA thresholds. Depending on the two-year Adjusted EBITDA amounts, such additional earn-out consideration may vary from zero to $50.0 million. The potential additional consideration would be paid after April 30, 2015 and completion of the relevant calculations in either common units or cash at the option of the Partnership.

This business combination will be accounted for using the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed and contingent consideration be recognized at their fair values as of the acquisition date. The Partnership is unable as of the filing date to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed. The Partnership is also unable as of the filing date to provide the pro forma financial information of the combined entity. These items will be included in the Partnership’s Current Report on Form 8-K which will be filed within 75 days of the acquisition date.

On October 31, 2012, RNLLC, the Partnership, RNPLLC and certain subsidiaries of RNPLLC entered into a new credit agreement (the “New 2012 Credit Agreement”). The New 2012 Credit Agreement amended, restated and replaced the 2012 Credit Agreement. The New 2012 Credit Agreement consists of (i) a $110.0 million multiple draw term loan (the “New CapEx Facility”) of which (a) $100.0 million can be used to pay for capital expenditures related to the ammonia production and storage capacity expansion and (b) $10.0 million can be used to finance capital expenditures related to the Pasadena Facility, (ii) a $155.0 million term loan (the “New Term Loan”) that was used to finance the cash consideration paid in the acquisition of Agrifos and transaction expenses, and to provide other available cash and (iii) the $35.0 million 2012 Revolving Credit Facility that can be used for working capital needs, letters of credit and for general purposes. The New 2012 Credit Agreement also includes a $35.0 million term loan facility (the “Accordion Facility”) which allows the Partnership to borrow additional funds from any of the lenders, if such lenders agree to lend such amount, and have such borrowings included under the terms of the New 2012 Credit Agreement. The other terms of the New 2012 Credit Agreement are substantially similar to the 2012 Credit Agreement. In structuring the New 2012 Credit Agreement, the prepayment premium fee under the 2012 Credit Agreement was waived. The Partnership expects to record a non-cash loss on debt extinguishment related to the write-off of debt issuance costs for the 2012 Credit Agreement. As of November 8, 2012, total outstanding borrowings under the New 2012 Credit Agreement were approximately $184.5 million.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our expected revenues, our future profitability, our expected capital expenditures (including for maintenance or expansion projects and environmental expenditures) and the impact of such expenditures on our performance, and the costs of operating as a public company. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors” in our Transition Report, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	our ability to make cash distributions on our common units;

•	the volatile nature of our business, our ability to remain profitable and the variable nature of our cash distributions;

•	a decline in demand for crops such as corn, soy beans, potatoes, cotton, canola, alfalfa and wheat or their prices or the use of nitrogen fertilizer for agricultural purposes;

•	adverse weather conditions, which can affect demand for, and delivery and production of, our products;

•	any interruption in the supply, or rise in the price levels, of natural gas and other essential raw materials;

•	our ability to identify and consummate acquisitions in related businesses, and the risk that any such acquisitions do not perform as anticipated;

•	intense competition from other nitrogen fertilizer producers;

•	planned or unplanned shutdowns, or any operational difficulties, at our facilities;

•	our ability to obtain debt financing on acceptable terms or at all;

•

any loss of Agrium Inc., or Agrium, as a distributor or customer of our nitrogen fertilizer products, loss of storage rights at Agrium’s terminal in Niota, Illinois or decline in sales of products through or to Agrium;

•	any loss of Interoceanic Corporation, or Interoceanic, as a distributor of our ammonium sulfate fertilizer products or decline in sales of products through Interoceanic;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	the risk associated with governmental policies affecting the agricultural industry;

•

capital expenditures and potential liabilities arising from existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources and the end-use and application of fertilizers;

•	the conflicts of interest faced by our senior management team and our general partner;

•	limitations on the fiduciary duties owed by our general partner which are included in the partnership agreement;

•	the inability of our public unitholders to influence our operating decisions or elect our general partner or our general partner’s board of directors;

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes; and

•

risks associated with the expansion and other projects at our facilities, including any disruption to operations at our facilities during construction and our ability to sell the incremental products resulting from such projects.

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

References in this report to “the Partnership,” “we,” “our,” “us” and like terms refer to Rentech Nitrogen Partners, L.P. and our subsidiaries, unless the context otherwise requires or where otherwise indicated. References in this report to “Rentech” refer to Rentech and its consolidated subsidiaries other than us, unless the context otherwise requires or where otherwise indicated. References to “our operating companies” refer to RNLLC and RNPLLC.

OVERVIEW

We are a Delaware limited partnership formed in July 2011 by Rentech, a publicly traded provider of clean energy solutions and nitrogen fertilizer, to own, operate and expand our fertilizer business. We own and operate two fertilizer facilities: our East Dubuque

Facility, which produces primarily ammonia and urea ammonium nitrate solution, or UAN, and our Pasadena Facility, which produces primarily ammonium sulfate. Our East Dubuque Facility, which is located in East Dubuque, Illinois, has been in operation since 1965 with infrequent unplanned shutdowns. We produce ammonia and UAN at our East Dubuque Facility, using natural gas as the facility’s primary feedstock. Our Pasadena Facility, which is located in Pasadena, Texas, has been in operation since 1949 with infrequent unplanned shutdowns. In 2011, our Pasadena Facility was retrofitted in order to produce our current products. We produce ammonium sulfate, ammonium thiosulfate and sulfuric acid at our Pasadena Facility, using ammonia and sulfur as the facility’s primary feedstocks.

Our East Dubuque Facility is located in the center of the Mid Corn Belt, the largest market in the United States for direct application of nitrogen fertilizer products. The Mid Corn Belt includes the States of Illinois, Indiana, Iowa, Missouri, Nebraska and Ohio. The States of Illinois and Iowa have been the top two corn producing states in the United States for the last 20 years according to the National Corn Growers Association. We consider the market for our East Dubuque Facility to be comprised of the States of Illinois, Iowa and Wisconsin.

Our East Dubuque Facility’s core market consists of the area located within an estimated 200-mile radius of the facility. In most instances, our customers purchase our nitrogen products at our East Dubuque Facility and then arrange and pay to transport them to their final destinations by truck. To the extent our products are picked up at our East Dubuque Facility, we do not incur any shipping costs, in contrast to nitrogen fertilizer producers located outside of the facility’s core market that must incur transportation and storage costs to transport their products to, and sell their products in, that market. In addition, our East Dubuque Facility does not maintain a fleet of trucks and, unlike some of our major competitors, our East Dubuque Facility does not maintain a fleet of rail cars because the facility’s customers generally are located close to the facility and prefer to be responsible for transportation. Having no need to maintain a fleet of trucks or rail cars lowers the East Dubuque Facility’s fixed costs. The combination of the East Dubuque Facility’s proximity to its customers and our storage capacity at the facility also allows for better timing of the pick-up and application of the facility’s products, as nitrogen fertilizer product shipments from more distant locations have a greater risk of missing the short periods of favorable weather conditions during which the application of nitrogen fertilizer may occur.

The Pasadena Facility is the third largest producer of ammonium sulfate in North America. We believe that our ammonium sulfate has several characteristics that distinguish it from competing products. In general, the ammonium sulfate that is available for sale in our industry is a byproduct of other processes and does not have certain characteristics valued by customers. Our ammonium sulfate is sized to the specifications preferred by customers and may more easily be blended with other fertilizer products. We also believe that our ammonium sulfate has a longer shelf-life, is more stable and is more easily transported and stored than many other competing products.

Our Pasadena Facility is located on the Houston Ship Channel with access to transportation at favorable prices. The facility has two deep-water docks and access to the Mississippi waterway system and key international waterways. The facility is also connected to key domestic railways which permit efficient/cost-effective distribution of its products west of the Mississippi River. Our Pasadena Facility’s products are sold through distributors to customers in the U.S. and in Brazil, and are applied to many types of crops including soy beans, potatoes, cotton, canola, alfalfa, corn and wheat. We believe that the diversification of the geographic markets and applications for the products should improve the stability of our results. Ammonium sulfate prices and margins generally have been less volatile than the prices and margins for the products of the East Dubuque Facility.

The Pasadena Facility purchases ammonia as a feedstock at contractual prices based on the monthly Tampa Index market, while the East Dubuque Facility sells ammonia at prevailing prices in the Mid Corn Belt, which are typically significantly higher than Tampa ammonia prices.

FACTORS AFFECTING COMPARABILITY OF FINANCIAL INFORMATION

Our historical results of operations for our prior periods may not be comparable with our results of operations for the three and nine months ended September 30, 2012 or in the future for the reasons discussed below.

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

Expansion and Other Projects

We have commenced or are evaluating potential projects to expand the production capabilities at our facilities. We expect to incur significant costs and expenses for the construction and development of such projects. We plan to pay for the costs and expenses of our ammonia production and storage capacity expansion project and capital expenditures at our Pasadena Facility with proceeds of indebtedness under our New 2012 Credit Agreement, which will significantly increase our interest expense. We also expect our depreciation expense to increase as we place additional assets into service from expansion and other projects. As a result, our results of operations for periods prior to, during and after the construction of any such project may not be comparable.

Acquisitions

One of our business strategies is to pursue acquisitions in related businesses. We are actively pursuing the acquisition of fertilizer assets that may benefit from our partnership structure. On November 1, 2012, we completed the Agrifos Acquisition. The Agrifos Acquisition, including the debt we incurred to finance the transaction, will have a significant impact on the comparability of our financial condition and results of operations for periods before and after the transaction. If completed, other potential acquisitions also could be significant to our business, financial condition and results of operations. We have not entered into definitive agreements for any potential acquisitions, other than the completed Agrifos Acquisition, and we cannot assure you that we will enter into any definitive agreements on satisfactory terms, or at all. Costs associated with potential acquisitions are expensed as incurred, and could be significant.

FACTORS AFFECTING RESULTS OF OPERATIONS

Seasonality

Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on our sales. Our and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. The following table shows product tonnage (in thousands) shipped by quarter for the nine months ended September 30, 2012 and the years ended December 31, 2011, 2010 and 2009.

	2012	2011	2010	2009
Quarter ended March 31	92	89	86	65
Quarter ended June 30	160	213	206	203
Quarter ended September 30	180	125	181	150
Quarter ended December 31	n/a	145	167	124

Total Tons Shipped	432	572	640	542

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

Our Pasadena Facility is not exposed to the effects of seasonality to the same extent as our East Dubuque Facility due to (i) the location of the facility and its customers in climate conditions that are different than those in our market near East Dubuque, (ii) the application of ammonium sulfate fertilizer to a broader range of crops in more locations, compared to the concentration on corn within 200 miles of East Dubuque, and (iii) sales to Brazil, which has different seasonal patterns than do our markets in North America.

Revenues

We generate revenue primarily from sales of nitrogen fertilizer products manufactured at our East Dubuque Facility, used primarily in corn production, and our Pasadena Facility, used for a variety of crops. Our East Dubuque Facility is designed to produce ammonia, UAN, liquid and granular urea, nitric acid and CO2 using natural gas as a feedstock. Our Pasadena Facility is designed to produce ammonium sulfate, ammonium thiosulfate and sulfuric acid.

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

SELECTED FINANCIAL DATA

The following table includes selected summary financial data for the three and nine months ended September 30, 2012 and 2011. The data below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. The data below is in thousands, except for per unit data, product pricing, $ per MMBtu and on-stream factors. Since the Agrifos Acquisition was completed subsequent to September 30, 2012, all discussions and amounts related to the results of operations for the three and nine months ended September 30, 2012 and 2011 exclude the Pasadena Facility.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
STATEMENTS OF OPERATIONS DATA
Revenues	$60,112	$38,567	$169,228	$136,895
Cost of sales	$25,077	$25,751	$65,975	$76,451
Gross profit	$35,035	$12,816	$103,253	$60,444
Operating income	$29,200	$10,376	$90,261	$55,270
Other expense, net	$352	$4,511	$813	$20,025
Income before income taxes	$28,848	$5,865	$89,448	$35,245
Income tax expense	$—	$2,553	$—	$14,643
Net income	$28,848	$3,312	$89,448	$20,602

Net income per common unit – Basic	$0.75		$2.34
Net income per common unit - Diluted	$0.75		$2.34
Weighted-average units used to compute net income per common unit:
Basic	38,260		38,254
Diluted	38,292		38,259

FINANCIAL AND OTHER DATA
EBITDA(1)	$32,879	$12,890	$99,717	$62,689
Cash available for distribution, per unit(1)	$0.85

KEY OPERATING DATA

Products sold (tons):
Ammonia	31	18	101	81
UAN	110	77	236	236
Products pricing (dollars per ton):
Ammonia	$620	$636	$666	$630
UAN	$295	$298	$332	$294
Production (tons):
Ammonia	76	55	231	198
UAN	77	67	238	226
Natural gas used in production:
Volume (MMBtu)	2,824	2,112	8,422	7,490
Pricing ($ per MMBtu)	$3.18	$4.81	$3.51	$4.75
Natural gas in cost of sales:
Volume (MMBtu)	3,092	2,054	7,960	7,359
Pricing ($ per MMBtu)	$3.14	$4.74	$3.63	$4.78
On-stream factors(2):
Ammonia	100.0%	85.9%	100.0%	95.2%
UAN	100.0%	85.9%	100.0%	95.2%

	As of September 30, 2012	As of December 31, 2011
BALANCE SHEET DATA
Cash and cash equivalents	$55,487	$44,836
Working capital	$27,779	$31,645
Construction in progress	$42,987	$7,062
Total assets	$176,068	$130,443
Credit facilities	$26,990	$—
Total long-term liabilities	$28,108	$277
Total partners’ capital	$104,964	$99,191

(1)	EBITDA is defined as net income plus interest expense and other financing costs, loss on debt extinguishment, loss on interest rate swaps, income tax expense and depreciation and amortization, net of interest income. We calculate cash available for distribution as used in this table as EBITDA plus non-cash compensation expense and less maintenance capital expenditures, net interest expense and other financing costs paid and cash reserves for working capital needs. We present EBITDA because it is a material component in our calculation of cash available for distribution. EBITDA and cash available for distribution are used as supplemental financial measures by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; and

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

The table below reconciles EBITDA to net income for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net income	$28,848	$3,312	$89,448	$20,602
Add:
Interest income	(14)	(12)	(43)	(39)
Interest expense	39	4,522	181	10,841
Loss on debt extinguishment	—	—	—	9,223
Loss on interest rate swaps	327	—	907	—
Income tax expense	—	2,553	—	14,643
Depreciation and amortization	3,679	2,514	9,456	7,419
Other	—	1	(232)	—

EBITDA	$32,879	$12,890	$99,717	$62,689

The table below reconciles cash available for distribution to EBITDA for the three months ended September 30, 2012.

(in thousands, except per unit data)
EBITDA	$32,879
Plus: Non-cash compensation expense	1,124
Plus: Return of cash reserves for working capital	733
Less: Maintenance capital expenditures	(1,726)
Less: Net interest expense and other financing costs	(30)

Cash available for distribution	$32,980

Cash available for distribution, per unit	$0.85
Common units outstanding	38,800

(2)	The respective on-stream factors for the ammonia and UAN plant equal the total days the applicable plant operated in any given period, divided by the total days in that period.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011:

Continuing Operations

Revenues

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Total revenues	$60,112	$38,567	$169,228	$136,895

	For the Three Months Ended September 30, 2012		For the Three Months Ended September 30, 2011
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	31	$19,237	18	$11,582
UAN	110	32,609	77	22,933
Urea (liquid and granular)	10	5,864	3	1,541
Carbon dioxide (CO2)	25	854	23	592
Nitric acid	4	1,506	4	1,462
Sales of excess inventory of natural gas	—	—	N/A	457
Nitrous oxide (N2O) emission reduction credits	N/A	42	—	—

Total	180	$60,112	125	$38,567

	For the Nine Months Ended September 30, 2012		For the Nine Months Ended September 30, 2011
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	101	$67,195	81	$50,518
UAN	236	78,559	236	69,348
Urea (liquid and granular)	29	17,622	23	10,715
CO2	55	1,817	76	2,041
Nitric acid	11	3,919	11	3,816
Sales of excess inventory of natural gas	—	—	N/A	457
N2O emission reduction credits	N/A	116	—	—

Total	432	$169,228	427	$136,895

We generate revenue primarily from sales of nitrogen fertilizer products manufactured at our East Dubuque facility and used primarily in corn production. Our facility is designed to produce ammonia, UAN, liquid and granular urea, nitric acid and CO2 using natural gas as a feedstock. Revenues are seasonal based on the planting, growing, and harvesting cycles of customers utilizing nitrogen fertilizer.

Revenues were approximately $60.1 million for the three months ended September 30, 2012 compared to approximately $38.6 million for the three months ended September 30, 2011. The increase in revenue for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily due to increased sales volume for all products, except for nitric acid which remained unchanged. We had a bi-annual turnaround during the three months ended September 30, 2011 during which time we did not operate the East Dubuque Facility and therefore did not produce products. With lower inventory available for sale, we sold product in the subsequent quarter at higher, in-season pricing. This resulted in lower ammonia sales volume in the three months ended September 30, 2011 compared to the three months ended September 30, 2012. The warm, dry weather during the second quarter of 2012 resulted in significantly lower UAN sales volume than is typical, providing a higher level of inventory available for sale entering the third quarter of 2012. This inventory was sold during the third quarter of 2012 in anticipation of the spring 2013 planting season, resulting in higher UAN sales volume during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Revenues were approximately $169.2 million for the nine months ended September 30, 2012 compared to approximately $136.9 million for the nine months ended September 30, 2011. The increase in revenue for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due to increased sales volume for ammonia, as described above, and higher sales prices for all products, due to market conditions.

The average sales price per ton for the three months ended September 30, 2012 decreased by approximately 2% for ammonia and by approximately 1% for UAN, compared with the three months ended September 30, 2011. These two products comprised approximately 86% and 89% of the revenues for the three months ended September 30, 2012 and 2011, respectively. The average sales price per ton for the nine months ended September 30, 2012 increased by approximately 6% for ammonia and by approximately 13% for UAN, compared with the nine months ended September 30, 2011. These two products comprised approximately 86% and 88% of the revenues for the nine months ended September 30, 2012 and 2011, respectively. Average sales prices per ton increased due to higher demand for the products caused by a combination of low levels of corn and fertilizer inventories and expectations of higher corn acreage in 2012.

For the three and nine months ended September 30, 2012, revenue includes approximately $42,000 and $116,000, respectively, from the sale of N2O emission reduction credits. In July 2011, we began operating a N2O catalytic converter on one of our nitric acid plants. The converter reduced N2O emissions at our facility resulting in us being awarded corresponding emission reduction credits.

Cost of Sales

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Total cost of sales	$25,077	$25,751	$65,975	$76,451

Cost of sales was approximately $25.1 million for the three months ended September 30, 2012 compared to approximately $25.8 million for the three months ended September 30, 2011. The cost of sales for the three months ended September 30, 2012 decreased from the prior comparable period primarily due to turnaround expenses of approximately $4.5 million in the prior year and lower natural gas prices, partially offset by increased sales volume for all products, except for nitric acid which remained unchanged. Natural gas and labor costs comprised approximately 39% and 14%, respectively, of cost of sales for the three months ended September 30, 2012, and approximately 40% and 9%, respectively, of cost of sales for the three months ended September 30, 2011.

Cost of sales was approximately $66.0 million for the nine months ended September 30, 2012 compared to approximately $76.5 million for the nine months ended September 30, 2011. The cost of sales for the nine months ended September 30, 2012 decreased from the prior comparable period primarily due to turnaround expenses of approximately $4.5 million in the prior year, lower natural gas prices and lower sales commissions, partially offset by increased sales volume for ammonia. We did not pay commissions to Agrium from January 2012 through most of April 2012. Our agreement with Agrium includes a $5.0 million cap on commissions for each contract year, which, for the contract year ended April 2012, was met in late 2011. Natural gas and labor costs comprised approximately 44% and 14%, respectively, of cost of sales for the nine months ended September 30, 2012, and approximately 47% and 11%, respectively, of cost of sales for the nine months ended September 30, 2011.

Depreciation expense included in cost of sales was approximately $3.6 million and $2.4 million for the three months ended September 30, 2012 and 2011, respectively. Depreciation expense included in cost of sales was approximately $8.7 million and $7.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Gross Profit

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Total gross profit	$35,035	$12,816	$103,253	$60,444

Gross profit was approximately $35.0 million for the three months ended September 30, 2012 compared to approximately $12.8 million for the three months ended September 30, 2011. Gross profit margin was 58% for the three months ended September 30, 2012 as compared to 33% for the three months ended September 30, 2011. The gross profit for the three months ended September 30, 2012 increased compared to the prior comparable period primarily due to increased sales volume for all products, except for nitric acid which remained unchanged, turnaround expenses of approximately $4.5 million in the prior year and lower natural gas prices.

Gross profit was approximately $103.3 million for the nine months ended September 30, 2012 compared to approximately $60.4 million for the nine months ended September 30, 2011. Gross profit margin was 61% for the nine months ended September 30, 2012 as compared to 44% for the nine months ended September 30, 2011. The gross profit for the nine months ended September 30, 2012 increased compared to the prior comparable period primarily due to increased sales prices for all products, increased sales volume for ammonia, turnaround expenses of approximately $4.5 million in the prior year, lower natural gas prices, and lower sales commissions. We did not pay commissions to Agrium from January 2012 through most of April 2012 as described above.

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Operating expenses:
Selling, general and administrative	$5,508	$1,750	$11,982	$4,354
Depreciation and amortization	90	95	726	297
Loss on disposal of property, plant and equipment	237	595	284	523

Total operating expenses	$5,835	$2,440	$12,992	$5,174

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $5.5 million for the three months ended September 30, 2012 compared to approximately $1.8 million for the three months ended September 30, 2011. The increase was largely due to business development expenses, including costs relating to the Agrifos Acquisition, of approximately $1.7 million and unused credit facility fees of approximately $0.2 million. SG&A expenses also increased due to our having become a publicly traded limited partnership which resulted in increases in non-cash unit-based compensation expense of approximately $1.1 million, legal costs of approximately $0.3 million, payroll costs of approximately $0.1 million, and various other expenses, including accounting, investor relations and insurance expenses. Selling, general and administrative expenses were approximately $12.0 million for the nine months ended September 30, 2012 compared to approximately $4.4 million for the nine months ended September 30, 2011. This increase was largely due to our having become a publicly traded limited partnership which resulted in increases in non-cash unit-based compensation expense of approximately $2.3 million, payroll costs of approximately $1.1 million, legal costs of approximately

$0.5 million, other professional fees, primarily related to accounting and investor relations, of approximately $0.5 million, and insurance expenses of $0.2 million. This increase was also due to business development expenses, including costs relating to the Agrifos Acquisition, of approximately $2.0 million, unused credit facility fees of approximately $0.4 million and travel expenses of approximately $0.3 million.

Depreciation and Amortization. Depreciation expense was approximately $0.1 million for the three months ended September 30, 2012 and 2011. Depreciation expense was approximately $0.7 million for the nine months ended September 30, 2012 compared to approximately $0.3 million for the nine months ended September 30, 2011. This increase was primarily due to the acceleration of depreciation on an asset which was dismantled as part of the ammonia production and storage capacity project. A portion of depreciation expense is associated with assets supporting general and administrative functions and is recorded in operating expense. The majority of depreciation expense, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes.

Operating Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Total operating income	$29,200	$10,376	$90,261	$55,270

Operating income was approximately $29.2 million for the three months ended September 30, 2012 compared to approximately $10.4 million for the three months ended September 30, 2011. The increase in operating income for the three months ended September 30, 2012, compared to the prior comparable period, was primarily due to higher gross profit as described above, partially offset by higher selling, general and administrative expenses.

Operating income was approximately $90.3 million for the nine months ended September 30, 2012 compared to approximately $55.3 million for the nine months ended September 30, 2011. The increase in operating income for the nine months ended September 30, 2012, as compared to the prior comparable period, was primarily due to higher gross profit as described above, partially offset by higher selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity has historically been cash from operations. We expect to fund our operating needs, including maintenance capital expenditures, from operating cash flow and cash on hand. We believe that our current and expected sources of liquidity will be adequate to fund these operating needs and capital expenditures for at least the next 12 months. We have available to us $35.0 million of borrowing capacity under the New 2012 Revolving Credit Facility, which we do not forecast we will use to fund our operations. We intend to continue to fund a majority of the costs of our ammonia production and storage capacity expansion project with borrowings under our New CapEx Facility. We expect to fund capital expenditures at our Pasadena Facility with a combination of cash from operations, excess cash from our New Term Loan, borrowings under our New CapEx Facility and our Accordion Facility and cash on hand. In the event that we pursue any other expansion projects or acquisitions, in addition to Agrifos, we would likely require additional external financing.

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

On May 15, 2012, we made a cash distribution to our common unitholders and payments to holders of phantom units for the period November 9, 2011 through and including March 31, 2012 of $1.06 per unit or approximately $40.7 million in the aggregate. On August 14, 2012, we made a cash distribution to our common unitholders and payments to holders of phantom units for the period April 1, 2012 through and including June 30, 2012 of $1.17 per unit or approximately $45.0 million in the aggregate.

On October 23, 2012, the Board of our General Partner declared a cash distribution to our common unitholders for the period July 1, 2012 through and including September 30, 2012 of $0.85 per unit which will result in total distributions in the amount of approximately $33.1 million, including payments to phantom unitholders. The cash distribution will be paid on November 14, 2012, to unitholders of record at the close of business on November 7, 2012.

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

Our maintenance capital expenditures for the East Dubuque Facility totaled approximately $5.4 million and $21.6 million in the nine months ended September 30, 2012 and 2011, respectively. Our maintenance capital expenditures for the East Dubuque Facility are expected to be approximately $9.0 million for the year ending December 31, 2012. Our expansion capital expenditures for the East Dubuque Facility totaled approximately $40.2 million and $2.7 million in the nine months ended September 30, 2012 and 2011, respectively. Our expansion capital expenditures are expected to be approximately $58.1 million, including capitalized interest, for the year ending December 31, 2012 for expenditures primarily related to our ammonia production and storage capacity expansion project. This amount also includes approximately $6.0 million for our urea expansion and the diesel exhaust fluid, or DEF, build-out projects. The DEF build-out project was completed in June 2012, and it began production at a nominal level. We expect that our urea expansion project will be completed by the end of 2012. The urea expansion project will increase our urea production capacity by approximately 14%, or 55 tons per day. The DEF build-out and urea expansion projects are expected to collectively cost approximately $6.7 million, including costs incurred during the year ended December 31, 2011. We are using a portion of the net proceeds from the Offering to fund this project. We expect that the ammonia production and storage capacity expansion project could cost approximately $100.0 million, with approximately half of that amount expected to be spent during the year ending December 31, 2012. With the exception of the cost of front end engineering and design, which was funded using a portion of the net proceeds from the Offering, we intend to continue to use borrowings under our New CapEx Facility to substantially fund the ammonia production and storage capacity expansion project.

We are still evaluating potential maintenance capital expenditures and expansion capital expenditures for our newly acquired Pasadena Facility. We plan to invest in projects to improve plant operations and reliability and to make safety and environmental enhancements. We also plan to expand ammonium sulfate production at our Pasadena Facility, and we are evaluating other capital improvements to lower costs and increase revenues at the site, including a potential power cogeneration project. No final decisions have been made yet regarding capital expenditures at our Pasadena Facility, but we expect to fund approximately $16 million of capital expenditures over the next several years from borrowings under the New 2012 Credit Agreement and approximately $5 to $7 million per year from operating cash flows.

Credit Agreement and Interest Rate Swaps

On April 2, 2012, we entered into two interest rate swaps in notional amounts designed to cover a portion of the borrowings under our CapEx Facility as described in Note 3 to the consolidated financial statements, “Fair Value,” included in Part I of this report. The two interest rate swaps will continue on and cover a portion of the borrowings under our New CapEx Facility.

The New 2012 Credit Agreement expires on October 31, 2017 and requires us to meet the following financial covenants (and failure to meet such covenants could result in acceleration of the outstanding loans):

•

Maximum Total Leverage Ratio (defined as total debt of the Partnership and its subsidiaries on a consolidated basis, divided by Adjusted EBITDA (as defined in the New 2012 Credit Agreement)) of not greater than 2.5 to 1.0 as of the end of each fiscal quarter for the 12 month period then ending. As of September 30, 2012, the Partnership’s actual Total Leverage Ratio was 0.2 to 1.0.

•

Maintenance of a Minimum Fixed Charge Coverage Ratio (defined as (a) Adjusted EBITDA (as defined in the New 2012 Credit Agreement) minus unfinanced capital expenditures of the Partnership and its subsidiaries on a consolidated basis, divided by (b) the sum of (i) interest expense paid or accrued, (ii) scheduled principal payments, (iii) taxes paid or payable of the Partnership and its subsidiaries in each case and (iv) cash payments of the Supplemental Purchase Price (as defined in the New 2012 Credit Agreement) for the Agrifos Acquisition) of not less than 1.0 to 1.0 as of the end of each fiscal quarter for the 12 month period then ending. As of September 30, 2012, the Partnership’s actual Fixed Charge Coverage Ratio was 51.2 to 1.0.

We believe we have sufficient liquidity for our expected funding requirements through the next 12 months.

CASH FLOWS

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$115,206	$59,950
Investing activities	(41,614)	(15,174)
Financing activities	(62,941)	(30,025)

Net decrease in cash and cash equivalents	$10,651	$14,751

Operating Activities

Revenues were approximately $169.2 million for the nine months ended September 30, 2012 compared to approximately $136.9 million for the nine months ended September 30, 2011. The increase was primarily due to increased sales prices for all products and sales volume for ammonia. Deferred revenue increased approximately $5.6 million during the nine months ended September 30, 2012, versus an increase of approximately $2.6 million during the nine months ended September 30, 2011. The increase during both periods was due to timing of receiving cash under product prepayment contracts.

Net cash provided by operating activities for the nine months ended September 30, 2012 was approximately $115.2 million. We had net income of $89.4 million for the nine months ended September 30, 2012. Accounts receivable decreased by approximately $1.2 million in the nine months ended September 30, 2012. Inventories increased by approximately $1.3 million during the nine months ended September 30, 2012. The decrease in accounts receivable and increase in inventories was due to normal seasonality.

Net cash provided by operating activities for the nine months ended September 30, 2011 was approximately $60.0 million. We had net income of $20.6 million for the nine months ended September 30, 2011. Accounts receivable decreased by approximately $12.0 million in the nine months ended September 30, 2011. Inventories increased by approximately $10.7 million during the nine months ended September 30, 2011. The decrease in accounts receivable and increase in inventories was due to normal seasonality. Accounts receivable and inventories changed more during 2011 compared to 2012 due to timing of shipments and cash receipts primarily due to the fall 2011 turnaround.

Investing Activities

Net cash used in investing activities was approximately $41.6 million and $15.2 million, respectively, for the nine months ended September 30, 2012 and 2011. The increase in net additions of property, plant, equipment and construction in progress of $26.0 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to an increase in capital spending related to the various expansion projects, including the ammonia production and storage capacity expansion project.

Financing Activities

Net cash used in financing activities was approximately $62.9 million and $30.0 million, respectively, for the nine months ended September 30, 2012 and 2011. During the nine months ended September 30, 2012, RNLLC entered into the 2012 Credit Agreement and borrowed approximately $8.5 million under the CapEx Facility (i) to repay in full outstanding borrowings under the Bridge Loan Agreement of approximately $5.9 million, and (ii) to pay fees associated with the 2012 Credit Agreement of approximately $2.6 million. RNLLC subsequently borrowed an additional $18.5 million under the CapEx Facility. We also made cash distributions of approximately $85.7 million. During the nine months ended September 30, 2011, we entered into the 2011 Credit Agreement pursuant to which we borrowed $150.0 million, $85.4 million of which was used to pay off the outstanding principal balance under our 2010 credit agreement, and paid dividends of approximately $72.0 million.

CONTRACTUAL OBLIGATIONS

We have entered into various contractual obligations as detailed in the Transition Report. During the normal course of business in the nine months ended September 30, 2012, the amount of our contractual obligations changed, as we made scheduled payments and entered into new contracts. During the nine months ended September 30, 2012, the following material changes occurred to our contractual obligations:

•

We entered into the 2012 Credit Agreement which replaced and upsized the 2011 Credit Agreement. As of September 30, 2012, there was approximately $27.0 million outstanding under the 2012 Credit Agreement. On October 31, 2012, we entered into the New 2012 Credit Agreement which amended, restated and replaced the 2012 Credit Agreement. As of the date of this report, there was approximately $184.5 million outstanding under the New 2012 Credit Agreement.

•

Our obligations under natural gas forward purchase contracts decreased by approximately $2.0 million to approximately $10.4 million. We are required to make additional prepayments under these purchase contracts in the event that market prices fall below the purchase prices in the contracts. As of September 30, 2012, the natural gas forward purchase contracts included delivery dates through March 31, 2013. Subsequent to September 30, 2012 through October 31, 2012, we entered into additional fixed quantity natural gas forward purchase contracts at fixed prices and indexed prices for various delivery dates through March 31, 2013. The total MMBtus associated with these additional contracts was 0.8 million and the total amount of the commitments under contract was $2.9 million, resulting in a weighted average rate per MMBtu of $3.60.

•

We entered into the Purchase Agreement which, among other things, provides for the potential payment of earn-out consideration calculated based on the amount by which the Pasadena Facility’s two-year Adjusted EBITDA, as defined in the Purchase Agreement, exceeds certain Adjusted EBITDA thresholds. Depending on the two-year Adjusted EBITDA amounts, such additional earn-out consideration may vary from zero to $50.0 million. The potential additional consideration would be paid after April 30, 2015 and completion of the relevant calculations in either common units or cash at the option of the Partnership. This contingent consideration will be recorded on our books at fair value as of the acquisition date.

•

Purchase obligations increased by approximately $16.9 million to approximately $24.3 million as measured by the total amount of open purchase orders. The increase is primarily due to the ammonia production and storage capacity expansion project.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 2 to the consolidated financial statements, “Recent Accounting Pronouncements,” included in Part I of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to interest rate risks related to the New 2012 Credit Agreement. The borrowings under the New 2012 Credit Agreement bear interest at a rate equal to an applicable margin, plus at our option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% and (3) the LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period. The applicable margin for borrowings under the New 2012 Credit Agreement is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. As of September 30, 2012, we had outstanding borrowings under the 2012 Credit Agreement (which subsequently became the New 2012 Credit Agreement) of $27.0 million. Based upon this outstanding balance, and assuming interest rates are above the applicable minimum and no interest rate swaps, an increase or decrease by 100 basis points of interest would result in an increase or decrease in annual interest expense of approximately $0.3 million. Historically, we did not use interest rate derivative instruments to manage exposure to interest rate changes. On April 2, 2012, we entered into two interest rate swaps in notional amounts designed to cover a portion of the borrowings under our CapEx Facility. The Construction Period Swap started on September 1, 2012 and will terminate on September 1, 2013. The Term Swap will start on September 30, 2013 and terminate on December 31, 2015. Through the two interest rate swaps, we are essentially fixing the variable interest rate to be paid on a portion of the borrowings under our CapEx Facility. At September 30, 2012, the fair value of the interest rate swaps was a liability of approximately $0.9 million. An increase of 100 basis points in the LIBOR rates would result in the liability for interest rate swaps decreasing by approximately $0.7 million. A decrease of 100 basis points in the LIBOR rates would result in the liability for interest rate swaps increasing by approximately $0.7 million.

Commodity Price Risk. Our East Dubuque Facility is exposed to significant market risk due to potential changes in prices for fertilizer products and natural gas. Natural gas is the primary raw material used in the production of various nitrogen-based products manufactured at our East Dubuque Facility. Market prices of nitrogen-based products are affected by changes in the prices of commodities such as corn and natural gas as well as by supply and demand and other factors. Currently, we purchase natural gas for use in our East Dubuque Facility on the spot market, and through short-term, fixed supply, fixed price and index price purchase contracts. Natural gas prices have fluctuated during the last several years, increasing in 2008 and subsequently declining to the current lower levels. A hypothetical increase of $0.10 per MMBtu of natural gas would increase the cost to produce one ton of ammonia by approximately $3.50.

In the normal course of business, we currently produce nitrogen-based fertilizer products throughout the year to supply the needs of our East Dubuque Facility’s customers during the high-delivery-volume spring and fall seasons. The value of fertilizer product inventory is subject to market risk due to fluctuations in the relevant commodity prices. We believe that market prices of nitrogen products are affected by changes in grain prices and demand, natural gas prices and other factors.

We enter into product prepayment contracts committing our customers to purchase our nitrogen fertilizer products at a later date. By using fixed-price forward contracts, we purchase approximately enough natural gas to manufacture the products that have been sold under product prepayment contracts for later delivery. We believe that entering into such fixed-price contracts for natural gas and product prepayment contracts effectively allows us to fix most of the gross margin on pre-sold product and mitigate the risks of increasing market prices of natural gas or decreasing market prices of nitrogen products. However, this practice also subjects us to the risk that we may have locked in margins at levels lower than those that might be available if, in periods following these contract dates, natural gas prices were to fall, or nitrogen fertilizer commodity prices were to increase. In addition, we occasionally make forward purchases of natural gas that are not directly linked to specific product prepayment contracts. To the extent we make such purchases, we may be unable to benefit from lower natural gas prices in subsequent periods.

The Pasadena Facility is exposed to significant market risk due to potential changes in prices for fertilizer products, and for ammonia and sulfur. Ammonia and sulfur are the primary raw materials used in the production of ammonium sulfate which is the primary product manufactured at the Pasadena Facility. The market price of ammonium sulfate is affected by changes in the prices of commodities such as soy beans, potatoes, cotton, canola, alfalfa, corn, wheat, ammonia and sulfur as well as by supply and demand and other factors such as the price of its other inputs. The margins on the sale of ammonium sulfate fertilizer products are relatively low. If our costs to produce ammonium sulfate fertilizer products increase and the prices at which we sell these products do not correspondingly increase, our profits from the sale of these products may decrease and we may suffer losses on these sales.

The Pasadena Facility purchases ammonia as a feedstock at contractual prices based on the monthly Tampa Index market, while the East Dubuque Facility sells similar quantities of ammonia at prevailing prices in the Mid Corn Belt, which are typically significantly higher than Tampa ammonia prices. Because we both buy and sell similar quantities of ammonia, we believe that our consolidated exposure to the fluctuations in ammonia prices is lower than is the exposure to ammonia prices of either of our facilities considered alone.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A description of the legal proceedings to which the Partnership and its subsidiary are a party is contained in Note 7 to the consolidated financial statements, “Commitments and Contingencies,” included in Part I of this report.

ITEM 1A. RISK FACTORS

As a result of the completion of the Agrifos Acquisition, we are subject to risks relating to the ammonium sulfate fertilizer business and our operations at the Pasadena Facility, some of which are discussed below and others of which are described generally in our other periodic and current reports filed with the SEC, including in Part I, “Item 1A. Risk Factors” of the Transition Report. The risks described in the Transition Report and this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flow and ability to make cash distributions to our unitholders. The risk factors set forth below update, and should be read together with, the risk factors disclosed in Part I, Item IA. of the Transition Report.

The success of our recently-acquired ammonium sulfate fertilizer business depends on our ability to maintain recent production levels and product sales and margins and to implement our expansion plans at the Pasadena Facility.

Our ammonium sulfate fertilizer business has a limited operating history upon which its business and products can be evaluated. The Pasadena Facility produced phosphate fertilizer until early 2011 when it underwent a conversion to produce ammonium sulfate fertilizer products. Because our ammonium sulfate fertilizer business has a limited operating history, we may not be able to effectively:

•	maintain or expand production capacity for ammonium sulfate fertilizer at the Pasadena Facility;

•	maintain product sales prices, margins and operating costs at levels that we currently expect, based on limited operating history;

•	achieve production rates and on-stream factor that we currently expect, based on limited operating history;

•	implement potential capital improvements, including a potential power cogeneration project, to lower costs and increase revenues at the Pasadena Facility;

•	attract and retain customers for our products from our existing or expanded production capacity;

•	comply with evolving regulatory requirements, including environmental regulations;

•	anticipate and adapt to changes in the ammonium sulfate fertilizer market;

•	maintain and develop strategic relationships with distributors and suppliers to facilitate the distribution and acquire necessary materials for our products; and

•	attract, retain and motivate qualified personnel.

The operations at the Pasadena Facility are subject to many of the risks inherent in the growth of a new business. The likelihood of the facility’s success must be evaluated in light of the challenges, expenses, difficulties, complications and delays frequently encountered in the operation of a new business. We cannot assure you that we will achieve the goals set forth above or any goals we may set in the future. Our failure to meet any of these goals could have a material adverse effect on our business, cash flow and ability to make cash distributions to our unitholders.

The nitrogen fertilizer business and nitrogen fertilizer prices are seasonal, cyclical and highly volatile and have experienced substantial and sudden downturns in the past. Currently, nitrogen fertilizer demand and prices are at relative high points and could decrease significantly in the future. Cycles in demand and pricing could potentially expose us to significant fluctuations in our operating and financial results, and expose you to substantial volatility in our quarterly distributions and material reductions in the trading price of our common units.

We are exposed to fluctuations in nitrogen fertilizer demand and prices in the agricultural industry. These fluctuations historically have had, and could in the future have, significant effects on prices across all nitrogen fertilizer products, including ammonium sulfate, and, in turn, our financial condition, cash flow and results of operations, which could result in significant volatility or material reductions in the price of our common units or an inability to pay cash distributions to our unitholders.

Nitrogen fertilizer products, including ammonium sulfate, are commodities, the prices of which can be highly volatile. The price of nitrogen fertilizer products depends on a number of factors, including general economic conditions, cyclical trends in end-user markets, supply and demand imbalances, the prices of natural gas and other raw materials, and weather conditions, all of which have a greater relevance because of the seasonal nature of fertilizer application. If seasonal demand exceeds the projections on which we base production, our customers may acquire nitrogen fertilizer products from our competitors, and our profitability will be negatively impacted. If seasonal demand is less than we expect, we will be left with excess inventory that will have to be stored or liquidated, the costs of which could adversely affect our operating margins and our ability to pay cash distributions. Demand for nitrogen fertilizer products is dependent on demand for crop nutrients by the global agricultural industry. Nitrogen fertilizer products are currently in high demand, driven by a growing world population, changes in dietary habits and an expanded production of corn. Supply is affected by available capacity and operating rates of nitrogen producers, raw material costs, government policies and global trade. A significant or prolonged decrease in nitrogen fertilizer prices would have a material adverse effect on our business, cash flow and ability to make cash distributions to our unitholders.

Ammonium sulfate fertilizer products are also commodities, the prices of which can be highly volatile. The price of ammonium sulfate fertilizer products depends on a number of factors, including general economic conditions, cyclical trends in end-user markets, supply and demand imbalances, the prices of ammonia, sulfur and other raw materials, and the prices of other commodities such as corn, soy beans, potatoes, cotton, canola, alfalfa and wheat. The margins on the sale of ammonium sulfate fertilizer products are currently lower than the margins on our other main nitrogen fertilizer products. If our costs to produce ammonium sulfate fertilizer products increase and the prices at which we sell these products do not correspondingly increase, our profits from the sale of these products may decrease and we may suffer losses on these sales. A significant or prolonged decrease in profits (or increase in losses) on the sale of our ammonium sulfate fertilizer products would have a material adverse effect on our business, cash flow and ability to make cash distributions to our unitholders.

We face intense competition from other nitrogen fertilizer producers.

We have a number of competitors in the United States and in other countries, including state-owned and government-subsidized entities. Our principal competitors in the nitrogen fertilizer business include domestic and foreign fertilizer producers, major grain companies and independent distributors and brokers, including Koch Industries, Inc., CF Industries Holdings, Inc., Agrium, Gavilon, LLC, CHS Inc., Transammonia, Inc. and Helm Fertilizer Corp., and in the ammonium sulfate fertilizer business include domestic and foreign fertilizer producers and independent distributors and brokers, including BASF AG, Honeywell International Inc., Agrium Inc., Royal DSM N.V., Dakota Gasification Company and Martin Midstream Partners L.P.

Some competitors have greater total resources, or better name recognition, and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. For example, certain of our nitrogen fertilizer competitors have announced that they currently have expansions planned or underway to increase production capacity of their nitrogen fertilizer products. Furthermore, there are a few dormant nitrogen production facilities located outside of the States of Illinois, Indiana and Iowa that are scheduled to resume operations in the near future. We may face additional competition due to the expansion of facilities that are currently operating and the reopening of currently dormant facilities. Also, other producers of nitrogen fertilizer products are contemplating the construction of new nitrogen fertilizer facilities in North America, including in the Mid Corn Belt. If a new nitrogen fertilizer facility is completed in the East Dubuque Facility’s core market, it could benefit from the same competitive advantage associated with the location of the facility. As a result, the completion of such a facility could have a material adverse effect on our business, cash flow and ability to make cash distributions to our unitholders.

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

There are phosphogypsum stacks located at the Pasadena Facility that will require closure. In the event we become financially obligated for the costs of closure, this would have a material adverse effect on our business, cash flow and ability to make cash distributions to our unitholders.

The Pasadena Facility was used for phosphoric acid production until 2011, which resulted in the creation of a number of phosphogypsum stacks at the Pasadena Facility. Phosphogypsum stacks are composed of the mineral processing waste that is the byproduct of the extraction of phosphorous from mineral ores. Applicable environmental laws extensively regulate phosphogypsum stacks.

The Environmental Protection Agency, or EPA, reached a consent agreement and final order, or CAFO, with ExxonMobil Corporation (a former owner of the Pasadena Facility), or ExxonMobil, in September 2010 making ExxonMobil responsible for closure of the stacks, proper disposal of process wastewater related to the stacks and other expenses. In addition, the asset purchase agreement between a subsidiary of Agrifos and ExxonMobil, or the 1998 APA, pursuant to which the subsidiary purchased the Pasadena Facility in 1998 also makes ExxonMobil liable for closure and post-closure care of the stacks. ExxonMobil is in the process of closing the “south stack” and “stack 4” at the facility and has not yet started closure of “stack 1” at the facility. Although ExxonMobil has expended significant funds and resources relating to the closures, we cannot assure you that ExxonMobil will remain able and willing to complete closure and post-closure care of the stacks in the future, including as a result of actions taken by Agrifos prior to the closing of the Agrifos Acquisition. As of January 2012, ExxonMobil estimated that its total outstanding costs associated with the closures and long-term maintenance, monitoring and care of the stacks were approximately $102 million over the next 50 years. However, the actual amount of such costs could be in excess of this amount. Subject to the terms and conditions of the Purchase Agreement, the Seller is required to indemnify us for certain environmental matters relating to the Pasadena Facility including costs relating to the closure of the stacks if such costs are not paid for by ExxonMobil. However, the Seller’s indemnification obligations are subject to important limitations including a cap of up to $29 million on the amount of indemnified losses. Further, in the event we seek indemnification from the Seller, we cannot assure you that we will be able to receive compensation for any losses we may have incurred on a timely basis, or at all.

As discussed above, the costs of closure and post-closure care of the stacks will be substantial. If we become financially responsible for the costs of closure of the stacks, this would have a material adverse effect on our business, cash flow and ability to make cash distributions to our unitholders.

Soil and groundwater at the Pasadena Facility is pervasively contaminated, and we may incur costs to investigate and remediate known or suspected contamination at the facility. We may also face legal actions or sanctions or incur costs related to contamination or noncompliance with environmental laws at the facility.

The soil and groundwater at the Pasadena Facility is pervasively contaminated. The facility has produced fertilizer since as early as the 1940s, and a large number of spills and releases have occurred at the facility, many of which involved hazardous substances.

Furthermore, naturally occurring and other radioactive contaminants have been discovered at the facility in the past, and asbestos-containing materials currently exist at the facility. In the past there have been numerous instances of weather events which have resulted in flooding and releases of hazardous substances from the facility. We cannot assure you that past environmental investigations at the facility were complete, and there may be other contaminants at the facility that have not been detected. Contamination at the Pasadena Facility has the potential to result in toxic tort, property damage, personal injury and natural resources damages claims or other lawsuits. Further, regulators may require investigation and remediation at the facility in the future at significant expense.

ExxonMobil submitted Affected Property Assessment Reports, or APARs, under the Texas Risk Reduction Program to the TCEQ in 2011 for the plant site and one of the phosphogypsum stacks at the Pasadena Facility, and ExxonMobil is in the process of submitting an APAR for another stack at the facility (with an initial portion of it having been submitted to TCEQ in March 2012). The APARs identify instances in which various regulatory limits for numerous hazardous materials in both the soil and groundwater at the plant site and in the vicinity of the stacks have been exceeded. In October 2012, TCEQ requested ExxonMobil to perform significant additional investigative work as part of the APAR process. TCEQ will likely require further investigation and remediation of the contamination at the Pasadena Facility. The TCEQ or other regulatory agencies may hold Agrifos or its subsidiaries responsible for certain of the contamination at the Pasadena Facility.

In the past, governmental authorities have determined that the Pasadena Facility has been in substantial noncompliance with environmental laws and the Pasadena Facility has been the subject of numerous regulatory enforcement actions. We may be required to expend significant funds to attain or maintain compliance with environmental laws. For example, the facility may not comply with wastewater and stormwater discharge requirements and solid and hazardous waste requirements and, following closure of phosphogypsum stack 1 at the facility, we may need to upgrade the facility’s wastewater system and arrange for offsite disposal of wastes that are currently disposed of onsite. Regulatory findings of noncompliance could trigger sanctions, including monetary penalties, require installation of control or other equipment or other modifications, adverse permit modifications, the forced curtailment or termination of operations or other adverse impacts.

The costs we may incur in connection with the matters described above could be material. Subject to the terms and conditions of the 1998 APA and the Purchase Agreement, we are entitled to indemnification from ExxonMobil or the Seller for losses relating to environmental matters relating to the facility. However, our rights to indemnification under these agreements are subject to important limitations, and we cannot assure you we will be able to obtain payment from ExxonMobil or the Seller on a timely basis, or at all. Depending on the amount of the costs we may incur for such matters in a given period, this could have a material adverse effect on the results of our business, cash flow and ability to make cash distributions to our unitholders.

Interoceanic Corporation is the exclusive distributor of our ammonium sulfate fertilizer. Any loss of Interoceanic Corporation as our distributor could materially adversely affect our results of operations, financial condition and ability to make cash distributions.

As part of its transition from the phosphate fertilizer business to the ammonium sulfate fertilizer business in early 2011, Agrifos adopted a marketing strategy that relies on an exclusive third-party distributor. We have an exclusive marketing agreement that grants Interoceanic Corporation the exclusive right and obligation to market and sell in North, Central and South America, excluding Brazil and Argentina, all granular ammonium sulfate manufactured at the Pasadena Facility. The marketing agreement has a term that ends in February 2014, but automatically renews for subsequent one-year periods (unless either party delivers a termination notice to the other party at least 180 days prior to an automatic renewal). The marketing agreement may be terminated prior to its stated term for specified causes. If we are unable to renew our contract with Interoceanic Corporation, we may be unable to find buyers for our granular ammonium sulfate, which could materially affect our business, cash flow and ability to make cash distributions to our unitholders.

There are significant risks associated with expansion and other projects that may prevent completion of those projects on budget, on schedule or at all.

We have commenced expansion projects at our East Dubuque Facility. We have also identified several potential projects at our Pasadena Facility, including one or more projects related to the expansion of ammonium sulfate production, and are evaluating a potential power cogeneration project for the facility. Projects of the scope and scale we are undertaking or may undertake in the future entail significant risks, including:

•	unforeseen engineering or environmental problems;

•	work stoppages;

•	weather interference;

•	unanticipated cost increases;

•	unavailability of necessary equipment; and

•	unavailability of financing on acceptable terms.

Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or completion of a project.

In addition, we cannot assure you that we will have adequate sources of funding to undertake or complete major projects. As a result, we may need to obtain additional debt and/or equity financing to complete such projects. There is no guarantee that we will be able to obtain other debt or equity financing on acceptable terms or at all.

As a result of these factors, we cannot assure you that our projects will commence operations on schedule or at all or that the costs for the projects will not exceed budgeted amounts. Failure to complete a project on budget, on schedule or at all may adversely impact our ability to grow our business.

Our acquisition strategy involves significant risks.

One of our business strategies is to pursue acquisitions. However, acquisitions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets; the potential unavailability of financial resources necessary to consummate acquisitions; difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms; and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions. In addition, any future acquisitions may entail significant transaction costs, tax consequences and risks associated with entry into new markets and lines of business.

In addition to the risks involved in identifying and completing acquisitions described above, even when acquisitions are completed, integration of acquired entities can involve significant difficulties, such as:

•	unforeseen difficulties in the acquired operations and disruption of the ongoing operations of our business;

•	failure to achieve cost savings or other financial or operating objectives with respect to an acquisition;

•	strain on the operational and managerial controls and procedures of our business, and the need to modify systems or to add management resources;

•	difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies;

•	assumption of unknown material liabilities or regulatory non-compliance issues;

•	difficulties in the integration of financial reporting systems, which could cause a delay in the issuance of, or impact the reliability of our financial statements;

•	amortization of acquired assets, which would reduce future reported earnings;

•	possible adverse short-term effects on our cash flows or operating results; and

•	diversion of management’s attention from the ongoing operations of our business.

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

Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, including a delay in or failure to successfully integrate acquisitions into our internal control over financial reporting, or the report by us of a material weakness may cause vendors, creditors and others to lose confidence in our consolidated financial statements, and our access to the capital markets and other products and services may be restricted. Compliance with Section 404 is time consuming and costly. The integration of acquisitions into our internal control over financial reporting will require additional time and resources from our management and other personnel and will increase compliance costs.

ITEM 6. EXHIBITS.

Exhibit Index

3.1	Third Amended and Restated Agreement of Limited Partnership of Rentech Nitrogen Partners, L.P. dated November 1, 2012 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Partnership on November 5, 2012).

10.1	Membership Interest Purchase Agreement, dated as of October 31, 2012, by and between Rentech Nitrogen Partners, L.P. and Agrifos Holdings Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Partnership on November 5, 2012).

10.2	Second Amended and Restated Credit Agreement, dated as of October 31, 2012, by and among Rentech Nitrogen, LLC, Agrifos LLC, Agrifos Fertilizer L.L.C., Agrifos SPA LLC, as borrowers, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc., as sole lead arranger and bookrunner, BMO Harris Bank, N.A., as syndication agent, and lenders party thereto. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Partnership on November 5, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH NITROGEN PARTNERS, L.P. BY: RENTECH NITROGEN GP, LLC, ITS GENERAL PARTNER

Dated: November 8, 2012	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer and Director of Rentech Nitrogen GP, LLC

Dated: November 8, 2012	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer of Rentech Nitrogen GP, LLC