Form 10-Q
period 2013-03-31
Rentech Nitrogen Partners, L.P.
filed 2013-05-09
CIK 1525998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-35334

RENTECH NITROGEN PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	45-2714747
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of April 30, 2013, the registrant had 38,839,033 common units outstanding.

RENTECH NITROGEN PARTNERS, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	As of
	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash	$50,053	$55,799
Accounts receivable	9,732	9,705
Inventories	51,562	27,140
Prepaid expenses and other current assets	2,267	2,228
Other receivables, net	2,731	2,626

Total current assets	116,345	97,498

Property, plant and equipment, net	126,237	128,340

Construction in progress	70,435	61,147

Other assets
Goodwill	56,592	56,592
Intangible assets	25,310	26,185
Debt issuance costs	6,514	6,458
Other assets	413	425

Total other assets	88,829	89,660

Total assets	$401,846	$376,645

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$12,797	$15,144
Payable to general partner	3,269	4,247
Accrued liabilities	12,694	14,271
Deferred revenue	59,664	29,660
Credit facilities and term loan	7,750	7,750
Asset retirement obligation	2,776	2,776
Other	380	432

Total current liabilities	99,330	74,280

Long-term liabilities
Credit facilities and term loan, net of current portion	199,202	185,540
Earn-out consideration	5,132	4,920
Other	2,380	2,501

Total long-term liabilities	206,714	192,961

Total liabilities	306,044	267,241

Commitments and contingencies (Note 7)
Partners’ Capital:
Common unitholders — 38,839 units issued and outstanding at March 31, 2013 and December 31, 2012	95,630	109,238
Accumulated other comprehensive income	172	166
General partner’s interest	—	—

Total partners’ capital	95,802	109,404

Total liabilities and partners’ capital	$401,846	$376,645

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Income

(Amounts in thousands, except per unit data)

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)
Revenues	$59,564	$38,473
Cost of sales	36,845	15,901

Gross profit	22,719	22,572

Operating expenses
Selling, general and administrative expense	4,741	2,590
Depreciation	948	553
Other	15	(28)

Total operating expenses	5,704	3,115

Operating income	17,015	19,457

Other income (expense), net
Interest expense	(1,803)	(100)
Other income (expense), net	(123)	16

Total other expense, net	(1,926)	(84)

Income before income taxes	15,089	19,373
Income tax expense	80	—

Net income	$15,009	$19,373

Net income per common unit - Basic	$0.38	$0.51
Net income per common unit - Diluted	$0.38	$0.51
Weighted-average units used to compute net income per common unit:
Basic	38,839	38,250

Diluted	38,891	38,250

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net income	$15,009	$19,373

Other comprehensive income:
Pension and postretirement plan adjustments	6	—

Other comprehensive income	6	—

Comprehensive income	$15,015	$19,373

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statement of Partners’ Capital

(Amounts in thousands)

	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive Income	General Partner	Total Partners’ Capital
	(Unaudited)
Balance, December 31, 2012	38,839	$109,238	$166	$—	$109,404
Distributions to common unitholders – affiliates	—	(17,437)	—	—	(17,437)
Distributions to common unitholders – non-affiliates	—	(11,809)	—	—	(11,809)
Unit-based compensation expense	—	629	—	—	629
Net income	—	15,009	—	—	15,009
Other comprehensive income	—	—	6	—	6

Balance, March 31, 2013	38,839	$95,630	$172	$—	$95,802

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)
Cash flows from operating activities
Net income	$15,009	$19,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,608	2,465
Utilization of spare parts	893	242
Write-down of inventory	545	—
Non-cash interest expense	286	94
Unit-based compensation	629	446
Other	(84)	(19)
Changes in operating assets and liabilities:
Accounts receivable	(26)	(2,736)
Other receivables	(105)	5
Inventories	(23,651)	(5,578)
Deposits on gas contracts	—	1,121
Prepaid expenses and other current assets	367	45
Accounts payable	(2,346)	141
Deferred revenue	30,005	18,355
Accrued liabilities, accrued payroll and other	(2,962)	1,643

Net cash provided by operating activities	22,168	35,597

Cash flows from investing activities
Purchase of property, plant, equipment and construction in progress	(12,333)	(13,166)
Proceeds from disposal of property, plant and equipment	3	768

Net cash used in investing activities	(12,330)	(12,398)

Cash flows from financing activities
Proceeds from credit facilities	15,600	8,490
Proceeds from bridge loan from parent	—	5,860
Payment of bridge loan to parent	—	(5,860)
Payments on term loan	(1,938)	—
Payments on notes payable for financed insurance premiums	—	(527)
Payment of debt issuance costs	—	(2,670)
Payment of bridge loan fee to parent, net	—	(200)
Payment of initial public offering costs	—	(245)
Distributions to common unitholders – affiliates	(17,437)	—
Distributions to common unitholders – non-affiliates	(11,809)	—

Net cash provided by (used in) financing activities	(15,584)	4,848

Increase (decrease) in cash	(5,746)	28,047
Cash and cash equivalents, beginning of period	55,799	44,836

Cash and cash equivalents, end of period	$50,053	$72,883

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Continued from previous page)

The following effects of certain non-cash investing and financing activities were excluded from the statements of cash flows for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$4,976	$6,942
Debt issuance costs in accrued liabilities	402	108
Offering costs in accrued liabilities	394	—

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech Nitrogen Partners, L.P. (the “Partnership”) and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of March 31, 2013, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the calendar year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2013 (the “Annual Report”).

The Partnership’s assets consist primarily of all of the equity interests, directly or indirectly held by it, of Rentech Nitrogen, LLC (“RNLLC”), which owns a fertilizer facility in East Dubuque, Illinois (the “East Dubuque Facility”), and Rentech Nitrogen Pasadena, LLC (“RNPLLC”), which owns a fertilizer facility in Pasadena, Texas (the “Pasadena Facility”).

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

The final purchase price of the Agrifos Acquisition, as defined in Note 3, and the allocation thereof will not be known until the final working capital adjustments are performed and a final environmental assessment of the property is completed. The Partnership will finalize the accounting for the Agrifos Acquisition within one year of the acquisition date.

The Partnership has evaluated events occurring between March 31, 2013 and the date of these financial statements to ensure that such events are properly reflected in these statements.

Note 2 — Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (the “FASB”) issued guidance that requires a company to disclose information about financial instruments that have been offset and related arrangements to enable users of a company’s financial statements to understand the effect of those arrangements on the company’s financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This guidance is effective for interim and annual periods beginning on or after January 1, 2013 and requires retrospective application, and thus became effective for the Partnership’s interim period beginning on January 1, 2013. The adoption of this guidance did not have any impact on the Partnership’s consolidated financial position, results of operations or disclosures.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

In February 2013, the FASB issued guidance requiring companies to disclose information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income. This guidance is effective for interim and annual periods beginning after December 15, 2012, and thus became effective for the Partnership’s interim period beginning on January 1, 2013. The adoption of this guidance did not have a material impact on the Partnership’s consolidated financial position, results of operations or disclosures.

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

The following table presents the financial instruments that require fair value disclosure as of March 31, 2013. See Note 14 — Subsequent Events regarding the repayment in full and termination of the credit facilities and term loan, and interest rate swaps, identified in the table below, and the incurrence of new indebtedness, subsequent to March 31, 2013.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Credit facilities and term loan	$—	$206,952	$—	$206,952
Interest rate swaps	$—	$816	$—	$816
Earn-out consideration	$—	$—	$5,132	$5,132

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

Credit Facilities and Term Loan

The credit facilities and term loan are deemed to be Level 2 financial instruments because the measurement is based on observable market data. It was concluded that the carrying values of the credit facilities and term loan approximate the fair values of such facilities and term loan as of March 31, 2013 due to the variable nature of the interest rates. See Note 14 — Subsequent Events regarding the repayment in full and termination of the credit facilities and term loan subsequent to March 31, 2013.

Interest Rate Swaps

The interest rate swaps are not designated as hedging instruments for accounting purposes. The interest rate swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Partnership uses a standard swap contract valuation method to value its interest rate derivatives, and the inputs it uses for present value discounting include forward one-month and three-month LIBOR rates, risk-free interest rates and an estimate of credit risk. The fair value of the interest rate swaps at March 31, 2013 represents an unrealized loss. The change in fair value is recorded in other expense, net on the consolidated statement of income. The realized loss represents the current cash payment required under the interest rate swaps. See Note 14 — Subsequent Events regarding the repayment in full and termination of the interest rate swaps subsequent to March 31, 2013.

Net gain on interest rate swaps (in thousands) for the three months ended March 31, 2013:

Realized loss	$(24)
Unrealized gain	113

Total net gain on interest rate swaps	$89

Earn-out Consideration

The earn-out consideration relates to potential additional consideration the Partnership may be required to pay under the Membership Interest Purchase Agreement (the “Purchase Agreement”) relating to its acquisition of Agrifos LLC (the “Agrifos Acquisition”). The earn-out consideration is deemed to be Level 3 because the measurement is based on unobservable inputs. The fair value of earn-out consideration was determined based on the Partnership’s analysis of various scenarios involving the achievement of certain levels of Adjusted EBITDA, as defined in the Purchase Agreement, over a two year period. The scenarios, which included a weighted probability factor, involved assumptions relating to the market prices of the Partnership’s products and feedstocks, as well as product profitability and production. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of income. For the three months ended March 31, 2013, the fair value of the liability increased by approximately $0.2 million which is recorded in other income (expense), net on the consolidated statement of income.

The levels within the fair value hierarchy at which the Partnership’s financial instruments have been evaluated have not changed for any of the Partnership’s financial instruments during the three months ended March 31, 2013.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4 — Inventories

Inventories consisted of the following:

	As of
	March 31, 2013	December 31, 2012
	(in thousands)
Finished goods	$48,430	$21,756
Raw materials	2,992	5,269
Other	140	115

Total inventory	$51,562	$27,140

Note 5 — Property, Plant and Equipment and Construction in Progress

Property, plant and equipment consisted of the following:

	As of
	March 31, 2013	December 31, 2012
	(in thousands)
Land and land improvements	$22,370	$22,386
Buildings and building improvements	22,477	22,149
Machinery and equipment	136,497	134,979
Furniture, fixtures and office equipment	232	232
Computer equipment and computer software	2,782	2,675
Vehicles	186	186
Conditional asset (asbestos removal)	210	210

	184,754	182,817
Less accumulated depreciation	(58,517)	(54,477)

Total property, plant and equipment, net	$126,237	$128,340

The construction in progress balance at March 31, 2013 of approximately $70.4 million, which includes $1.4 million of capitalized interest costs, represents the costs associated with the ammonia production and storage capacity expansion project.

Note 6 — Debt

On February 28, 2012, RNLLC entered into a credit agreement (the “First 2012 Credit Agreement”). The First 2012 Credit Agreement consisted of (i) a $100.0 million multiple draw term loan (the “First CapEx Facility”) that could be used to pay for capital expenditures related to the ammonia production and storage capacity expansion project, and (ii) a $35.0 million revolving facility (the “2012 Revolving Credit Facility”) that could be used for working capital needs, letters of credit and for general purposes.

The First 2012 Credit Agreement had a maturity date of February 27, 2017. The First CapEx Facility was available for borrowing until February 28, 2014. Borrowings under the First 2012 Credit Agreement bore interest at a rate equal to an applicable margin plus, at RNLLC’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that was two business days prior to the first day of such interest period. The applicable margin for borrowings under the First 2012 Credit Agreement was 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings.

On October 31, 2012, RNLLC, the Partnership, RNPLLC and certain subsidiaries of RNPLLC entered into a new credit agreement (the “Second 2012 Credit Agreement”). The Second 2012 Credit Agreement amended, restated and replaced the First 2012 Credit Agreement. The Second 2012 Credit Agreement consists of (i) a $110.0 million multiple draw term loan (the “Second CapEx Facility”) which could be used to pay for (x) capital expenditures related to the ammonia production and storage capacity expansion project at the East Dubuque Facility and (y) capital expenditures related to the Pasadena Facility (in an amount up to $10.0 million), (ii) a $155.0 million term loan (the “New Term Loan”) that was used to finance the cash consideration paid in the acquisition of Agrifos LLC and transaction expenses and (iii) the $35.0 million revolving credit facility (the “New 2012 Revolving Credit Facility”) that could be used for working capital needs, letters of credit and for general partnership purposes. The Second 2012 Credit Agreement had a maturity date of October 31, 2017. The other terms of the Second 2012 Credit Agreement were substantially similar to the First 2012 Credit Agreement. As of March 31, 2013, the Partnership had outstanding borrowings under the Second 2012 Credit Agreement of approximately $207.0 million.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

See Note 14 — Subsequent Events regarding the incurrence of additional debt and the repayment in full and termination of the Second 2012 Credit Agreement subsequent to March 31, 2013.

Note 7 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Partnership’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted product sales in order to substantially fix gross margin on those product sales contracts. The Partnership may enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. The Partnership occasionally enters into index-price contracts. The Partnership elects the normal purchase normal sale exemption for these derivative instruments. As such, the Partnership does not recognize the unrealized gains or losses related to these derivative instruments in its financial statements. The Partnership has entered into multiple natural gas forward purchase contracts for various delivery dates through April 30, 2013. Commitments for natural gas purchases consist of the following:

	As of
	March 31, 2013	December 31, 2012
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	300	1,955
MMBtus under index-price contracts	654	143

Total MMBtus under contracts	954	2,098

Commitments to purchase natural gas	$3,776	$7,531
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$3.96	$3.59

Subsequent to March 31, 2013 through April 30, 2013, the Partnership entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through August 31, 2013. The total MMBtus associated with these additional forward purchase contracts are approximately 1.4 million and the total amount of the purchase commitments are approximately $6.1 million, resulting in a weighted average rate per MMBtu of approximately $4.23. The Partnership is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

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

The Partnership’s business is subject to extensive and frequently changing federal, state and local, environmental, health and safety regulations governing a wide range of matters, including the emission of air pollutants, the release of hazardous substances into the environment, the treatment and discharge of waste water and the storage, handling, use and transportation of the Partnership’s fertilizer products, raw materials, and other substances that are part of our operations. These laws include the Clean Air Act (the “CAA”), the federal Water Pollution Control Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, and various other federal, state and local laws and regulations. The laws and regulations to which the Partnership is subject are complex, change frequently and have tended to become more stringent over time. The ultimate impact on the Partnership’s business of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that the Partnership’s operations may change over time and certain implementing regulations for laws, such as the CAA, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The Texas Commission on Environmental Quality issued a notice of violation of environmental laws relating to the alleged unlawful emissions in August 2012, which was prior to the Agrifos Acquisition, of oxides of sulfur in excess of permitted limits from the sulfuric acid plant at the Pasadena Facility. This matter was settled, which resulted in a penalty payment of less than $6,000.

Note 8 — Partners’ Capital and Partnership Distributions

The Partnership’s policy is to distribute all of the cash available for distribution which it generates each quarter. Cash available for distribution for each quarter will be determined by the board of directors (the “Board”) of the Partnership’s general partner (the “General Partner”) following the end of each quarter. The Partnership expects that cash available for distribution for each quarter will generally equal the cash it generates during the quarter, less cash needed for maintenance capital expenditures, debt service (if any) and other contractual obligations, and reserves for future operating or capital needs that the Board of the General Partner deems necessary or appropriate. The Partnership does not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in its quarterly distribution or otherwise to reserve cash for distributions, nor does it intend to incur debt to pay quarterly distributions. The Partnership has no legal obligation to pay distributions. Distributions are not required by the Partnership’s partnership agreement and the Partnership’s distribution policy is subject to change at any time at the discretion of the Board of the General Partner. Any distributions made by the Partnership to its unitholders will be done on a pro rata basis. At March 31, 2013, the Partnership had outstanding 156,938 unit-settled phantom units. Each phantom unit entitles the holder to payments in amounts equal to the amounts of any distributions made to an outstanding unit by the Partnership. Payments to outstanding phantom units are not subtracted from operating cash flow in the calculation of cash available for distribution, but the payments made to phantom unitholders are recorded as distributions for accounting purposes. For information on the declaration of cash distributions refer to Note 14 — Subsequent Events.

On February 14, 2013, the Partnership made a cash distribution to its common unitholders and payments to holders of phantom units for the period October 1, 2012 through and including December 31, 2012 of $0.75 per unit, or approximately $29.2 million in the aggregate.

Note 9 — Employee Benefit Plans

The Partnership made contributions of approximately $36,000 and $19,000 to its pension plans and postretirement plan, respectively, during the three months ended March 31, 2013 and expects to contribute approximately $73,000 and $38,000 to its pension plans and postretirement plan, respectively, during the remainder of 2013.

The components of net periodic benefit cost are as follows for the three months ended March 31, 2013:

	Pension	Post- retirement
	(in thousands)
Service cost	$40	$11
Interest cost	49	11
Expected return on plan assets	(65)	—
Amortization of prior service cost	—	6
Amortization of net gain	—	(4)

Net periodic pension costs	$24	$24

The Partnership had no defined benefit pension or postretirement benefit plans before the Agrifos Acquisition in November 2012.

Note 10 — Income Taxes

The Partnership and its subsidiaries are not directly subject to federal and state income taxes. Instead, their taxable income or loss is allocated to their individual partners or members. However, the Partnership and its subsidiaries are subject to Illinois replacement tax, Texas margin tax and California annual minimum franchise tax. For the three months ended March 31, 2013, Illinois replacement tax and Texas margin tax of approximately $43,000 and $37,000, respectively, were recorded.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11 — Segment Information

Prior to the Agrifos Acquisition, the Partnership operated in only one business segment. Since the Agrifos Acquisition, the Partnership operates in two business segments.

•	East Dubuque – The operations of the East Dubuque Facility, which produces primarily ammonia and urea ammonium nitrate solution (“UAN”).

•	Pasadena – The operations of the Pasadena Facility, which produces primarily ammonium sulfate.

The Partnership’s reportable operating segments have been determined in accordance with the Partnership’s internal management structure, which is organized based on operating activities. The Partnership evaluates performance based upon several factors, of which the primary financial measure is segment-operating income.

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenues
East Dubuque	$34,549	$38,473
Pasadena	25,015	—

Total revenues	$59,564	$38,473

Gross profit
East Dubuque	$18,746	$22,572
Pasadena	3,973	—

Total gross profit	$22,719	$22,572

Selling, general and administrative expense
East Dubuque	$1,345	$1,289
Pasadena	1,242	—

Total selling, general and administrative expense	$2,587	$1,289

Depreciation and amortization
East Dubuque	$73	$553
Pasadena	875	—

Total depreciation and amortization recorded in operating expenses	$948	$553

East Dubuque – expense recorded in cost of sales	2,233	1,912
Pasadena – expense recorded in cost of sales	427	—

Total depreciation and amortization recorded in cost of sales	$2,660	$1,912

Total depreciation and amortization	$3,608	$2,465

Other operating (income) expenses
East Dubuque	$15	$(28)
Pasadena	—	—

Total other operating (income) expenses	$15	$(28)

Operating income
East Dubuque	$17,313	$20,758
Pasadena	1,856	—

Total operating income	$19,169	$20,758

Interest expense
East Dubuque	$—	$100
Pasadena	3	—

Total interest expense	$3	$100

Net income
East Dubuque	$17,270	$20,674
Pasadena	1,816	—

Total net income	$19,086	$20,674

Reconciliation of segment net income to consolidated net income:
Segment net income	$19,086	$20,674
Partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,154)	(1,301)
Partnership and unallocated expenses recorded as other expense, net	(212)	—
Unallocated interest expense and loss on interest rate swaps	(1,711)	—

Consolidated net income	$15,009	$19,373

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	As of March 31,	As of December 31,
	2013	2012
	(in thousands)
Total assets
East Dubuque	$136,759	$125,100
Pasadena	206,279	191,279

Total assets	$343,038	$316,379

Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$343,038	$316,379
Partnership and other	58,808	60,266

Consolidated total assets	$401,846	$376,645

Partnership and unallocated expenses represent costs that relate directly to the Partnership or to the Partnership and its subsidiaries but are not allocated to a segment. Such expenses consist primarily of services from Rentech, Inc. (“Rentech”) for executive, legal, finance, accounting, human resources, and investor relations support in accordance with the services agreement between the Partnership and Rentech, accounting and tax fees, legal fees, unit-based compensation, taxes, board expense and certain insurance costs. Unallocated interest expense represents interest expense on the New Term Loan, which was used to finance the Agrifos Acquisition.

The Partnership sells substantially all of its products from its Pasadena Facility to distributors, and it does not have direct contact with the distributors’ customers, which are located primarily in the United States and Brazil. All revenues from the Pasadena Facility are from sales to United States based distributors.

Note 12 — Net Income Per Common Unit

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

The following table sets forth the computation of basic and diluted net income per common unit (in thousands, except for per unit data).

	For the Three Months Ended March 31,
	2013	2012
Basic net income per common unit:
Numerator:
Net income	$15,009	$19,373
Less: Income attributable to unvested units	117	—

Net income attributable to common unit holders	$14,892	$19,373

Denominator:
Weighted average common units outstanding	38,839	38,250
Effect of dilutive units:
Phantom units	52	—

Diluted units outstanding	38,891	38,250

Basic net income per common unit	$0.38	$0.51

Diluted net income per common unit	$0.38	$0.51

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

For the three months ended March 31, 2013 and 2012, no phantom units and approximately 172,000 phantom units, respectively, were excluded from the calculation of diluted net income per common unit because their inclusion would have been anti-dilutive.

Note 13 — Related Parties

On November 9, 2011, the date the Partnership completed its initial public offering (the “Offering”), the Partnership, the General Partner and Rentech entered into a services agreement, pursuant to which the Partnership and the General Partner obtain certain management and other services from Rentech. Under the services agreement, the Partnership, its subsidiaries and the General Partner are obligated to reimburse Rentech for (i) all costs, if any, incurred by Rentech or its affiliates in connection with the employment of its employees who are seconded to the Partnership and who provide the Partnership services under the agreement on a full-time basis, but excluding share-based compensation; (ii) a prorated share of costs incurred by Rentech or its affiliates in connection with the employment of its employees, excluding seconded personnel, who provide the Partnership services under the agreement on a part-time basis, but excluding share-based compensation, and such prorated share shall be determined by Rentech on a commercially reasonable basis, based on the estimated percent of total working time that such personnel are engaged in performing services for the Partnership; (iii) a prorated share of certain administrative costs, in accordance with the agreement, including office costs, services by outside vendors, other general and administrative costs; and (iv) any taxes (other than income taxes, gross receipt taxes and similar taxes) incurred by Rentech or its affiliates for the services provided under the agreement. During the three months ended March 31, 2013 and 2012, Rentech, in accordance with the services agreement, billed the Partnership approximately $4.0 million and $1.6 million, respectively.

Note 14 — Subsequent Events

Shelf Registration Statement

On April 4, 2013, the Partnership and Rentech Nitrogen Finance Corporation, a wholly-owned subsidiary of the Partnership (“Finance Corporation”), filed a shelf registration statement with the SEC, which allows the Partnership, or any selling securityholder, from time to time, in one or more offerings, to offer and sell up to $500.0 million in aggregate initial offering price of common units or debt securities. The debt securities may be issued by the Partnership and co-issued by Finance Corporation, and may be guaranteed by one or more of the Partnership’s subsidiaries. Each subsidiary guarantor of the debt securities would be exempt from reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rule 12h-5 under the Exchange Act. The Partnership has no independent assets or operations, the guarantees of its subsidiary guarantors are joint and several and full and unconditional, subject to customary automatic release provisions. The Partnership’s subsidiaries other than its subsidiary guarantors are minor and there are no significant restrictions on the Partnership’s ability or the ability of any subsidiary guarantor to obtain funds from its subsidiaries.

Notes Offering

On April 12, 2013, the Partnership and Finance Corporation (collectively the “Issuers”) issued $320.0 million of 6.5% second lien senior secured notes due 2021 (the “Notes”) to qualified institutional buyers and non-U.S. persons in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes bear interest at a rate of 6.5% per year, payable semi-annually in arrears commencing on October 15, 2013. The Notes will mature on April 15, 2021, unless repurchased or redeemed earlier in accordance with their terms. The Partnership used part of the net proceeds from the offering to repay in full and terminate the Second 2012 Credit Agreement and related interest rate swaps, and intends to use the remaining proceeds to pay for expenditures related to its expansion projects and for general partnership purposes.

The Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Partnership’s existing domestic subsidiaries, other than Finance Corporation. In addition, the Notes and the guarantees thereof are secured by a second priority lien on substantially all of the Partnership’s and the guarantors’ assets, subject to permitted liens.

The Issuers may redeem some or all of the Notes at any time prior to April 15, 2016 at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a “make whole” premium, and accrued and unpaid interest, if any, to the date of redemption. At any time prior to April 15, 2016, the Partnership may also, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the Notes issued with the net proceeds of certain equity offerings at 106.5% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of redemption. On or after April 15, 2016, the Partnership may redeem some or all of the Notes at a premium that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2013 Credit Agreement

On April 12, 2013, the Partnership and Finance Corporation (collectively the “Borrowers”) entered into a new credit agreement (the “2013 Credit Agreement”). The 2013 Credit Agreement consists of a $35.0 million senior secured revolving credit facility (the “Credit Facility”). The Borrowers may use the 2013 Credit Agreement to fund their working capital needs, to issue letters of credit and for other general partnership purposes. The 2013 Credit Agreement also includes a $10.0 million letter of credit sublimit. The commitment under the Credit Facility may be increased by up to $15.0 million upon the Borrowers’ request at the discretion of the lenders and subject to certain customary requirements.

Borrowings under the 2013 Credit Agreement bear interest at a rate equal to an applicable margin plus, at the Borrowers’ option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is two business days prior to the first day of such interest period. If the Borrowers maintain a secured leverage ratio of less than 1.75:1 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 Credit Agreement is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. If the Borrowers maintain a secured leverage ratio equal or greater than 1.75:1 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 Credit Agreement is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR borrowings.

Additionally, the Borrowers will be required to pay a fee to the lenders under the 2013 Credit Agreement on the average undrawn available portion of the Credit Facility at a rate equal to 0.50% per annum. The Borrowers will also pay a fee to the lenders under the 2013 Credit Agreement at a rate equal to the product of the average daily undrawn face amount of all letters of credit issued, guaranteed or supported by risk participation agreements multiplied by a per annum rate equal to the applicable margin with respect to LIBOR borrowings. The Borrowers are also required to pay customary letter of credit fees on issued letters of credit.

All of the Partnership’s existing subsidiaries guarantee, and certain of the Partnership’s future domestic subsidiaries will guarantee, the Partnership’s obligations pursuant to the 2013 Credit Agreement. The 2013 Credit Agreement, any hedging agreements issued by lenders under the 2013 Credit Agreement and the subsidiary guarantees are secured by the same collateral securing the Notes, which includes substantially all of the Partnership’s assets and all of the assets of its subsidiaries. After the occurrence and during the continuation of an event of default, proceeds of any collection, sale, foreclosure or other realization upon any collateral will be applied to repay obligations under the 2013 Credit Agreement and the subsidiary guarantees thereof to the extent secured by the collateral before any such proceeds are applied to repay obligations under the Notes, subject to a first lien cap (equal to the greater of $65 million or 20% of the Partnership’s consolidated net tangible assets (as defined in the Indenture governing the Notes), plus obligations in respect of the first-priority secured indebtedness and obligations under certain hedging agreements and cash management agreements).

The 2013 Credit Agreement will terminate April 12, 2018. Any amounts still outstanding at that time will be immediately due and payable. The Borrowers may voluntarily prepay their utilization and/or permanently cancel all or part of the available commitments under the 2013 Credit Agreement in a minimum amount of $5.0 million. Amounts repaid may be reborrowed. Borrowings under the 2013 Credit Agreement will be subject to mandatory prepayment under certain circumstances, with customary exceptions, from the proceeds of permitted dispositions of assets and from certain insurance and condemnation proceeds.

Cash Distribution

On April 23, 2013, the Board of the General Partner declared a cash distribution to the Partnership’s common unitholders for the period January 1, 2013 through and including March 31, 2013 of $0.50 per unit, which will result in total distributions in the amount of approximately $19.5 million, including payments to phantom unitholders. The cash distribution will be paid on May 15, 2013 to unitholders of record at the close of business on May 8, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our consolidated financial statements and the related notes presented in this report and in our Annual Report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our plans, our industry, our expected revenues, our future profitability, our expected capital expenditures (including for maintenance or expansion projects and environmental expenditures) and the impact of such expenditures on our performance, and our operating costs. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors” in our Annual Report that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	our ability to make cash distributions on our common units;

•	the volatile nature of our business, our ability to remain profitable and the variable nature of our cash distributions;

•	a decline in demand for crops such as corn, soybeans, potatoes, cotton, canola, alfalfa and wheat or their prices or the use of nitrogen fertilizer for agricultural purposes;

•	adverse weather conditions, which can affect demand for, and delivery and production of, our products;

•	any interruption in the supply, or rise in the price levels, of natural gas and other essential raw materials;

•	our dependence on our customers and distributors to transport goods purchased from us;

•	our ability to identify and consummate acquisitions in related businesses, and the risk that any such acquisitions do not perform as anticipated;

•	intense competition from other nitrogen fertilizer producers;

•	planned or unplanned shutdowns, or any operational difficulties, at our facilities;

•	our ability to obtain debt financing on acceptable terms or at all and the limitations on our business operations imposed by the terms of such indebtedness;

•

any loss of Agrium Inc., or Agrium, as a distributor or customer of our nitrogen fertilizer products, loss of storage rights at Agrium’s terminal in Niota, Illinois or decline in sales of products through or to Agrium;

•	any loss of Interoceanic Corporation, or IOC, as a distributor of our ammonium sulfate fertilizer products or decline in sales of products through IOC;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	our ability and the associated cost to comply with laws and regulations regarding employee and process safety;

•	the risk associated with governmental policies affecting the agricultural industry;

•

capital expenditures and potential liabilities arising from existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources and the end-use and application of fertilizers;

•	the conflicts of interest faced by our senior management team and our General Partner;

•	limitations on the fiduciary duties owed by our General Partner which are included in the partnership agreement;

•	the inability of our public unitholders to influence our operating decisions or elect our General Partner or the Board;

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes; and

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

OVERVIEW

We are a Delaware limited partnership formed in July 2011 by Rentech, a company traded on the NYSE MKT under the symbol “RTK”, to own, operate and expand our fertilizer business. We own and operate two fertilizer facilities: our East Dubuque Facility and our Pasadena Facility. Our East Dubuque Facility is located in East Dubuque, Illinois and produces primarily ammonia and UAN, using natural gas as the primary feedstock. Our Pasadena Facility, which we acquired in November 2012, is located in Pasadena, Texas, and produces ammonium sulfate, ammonium thiosulfate and sulfuric acid, using ammonia and sulfur as the facility’s primary feedstocks.

Our East Dubuque Facility is located in the center of the Mid Corn Belt, the largest market in the United States for direct application of nitrogen fertilizer products. The Mid Corn Belt includes the States of Illinois, Indiana, Iowa, Missouri, Nebraska and Ohio. The States of Illinois and Iowa have been the top two corn producing states in the United States for the last 20 years according to the United States Department of Agriculture. We consider the market for our East Dubuque Facility to be comprised of the States of Illinois, Iowa and Wisconsin.

Our East Dubuque Facility’s core market consists of the area located within an estimated 200-mile radius of the facility. In most instances, our customers take delivery of our nitrogen products at our East Dubuque Facility and then arrange and pay to transport them to their final destinations by truck. To the extent our products are picked up at our East Dubuque Facility, we do not incur any shipping costs, in contrast to nitrogen fertilizer producers located outside of the facility’s core market that must incur transportation and storage costs to transport their products to, and sell their products in, our market. In addition, our East Dubuque Facility does not maintain a fleet of trucks and, unlike some of our major competitors, our East Dubuque Facility does not maintain a fleet of rail cars because the facility’s customers generally are located close to the facility and prefer to be responsible for transportation. Having no need to maintain a fleet of trucks or rail cars lowers our East Dubuque Facility’s fixed costs. The combination of our East Dubuque Facility’s proximity to its customers and our storage capacity at the facility also allows for better timing of the pick-up and application of the facility’s products, as nitrogen fertilizer product shipments from more distant locations have a greater risk of missing the short periods of favorable weather conditions during which the application of nitrogen fertilizer may occur.

Our Pasadena Facility is the largest producer of synthetic ammonium sulfate and the third largest overall producer of ammonium sulfate in North America. We believe that our ammonium sulfate has several characteristics that distinguish it from competing products. In general, the ammonium sulfate that is available for sale in our industry is a byproduct of other processes and does not have certain characteristics valued by customers such as size and durability. Our ammonium sulfate is sized to the specifications that we believe are preferred by customers because it may more easily be blended with other fertilizer products for more consistent application. We also believe that our ammonium sulfate has a longer shelf-life, is more stable and is more easily transported and stored than many competing products.

Our Pasadena Facility is located on the Houston Ship Channel with access to transportation at favorable prices. The facility has two deep-water docks and access to the Mississippi waterway system and key international waterways. The facility is also connected to key domestic railways which permit the efficient, cost-effective distribution of its products west of the Mississippi River. Our Pasadena Facility’s products are sold primarily through distributors to customers in the United States and in Brazil, and are applied to many types of crops including soybeans, potatoes, cotton, canola, alfalfa, corn and wheat. We believe that the diversification of the geographic markets and crop applications for this facility’s products should improve the stability of our overall earnings. Ammonium sulfate prices and margins generally have been less volatile than the prices and margins for the products of our East Dubuque Facility.

Our Pasadena Facility purchases ammonia as a feedstock at contractual prices based on the monthly Tampa Index market, while our East Dubuque Facility sells similar quantities of ammonia at prevailing prices in the Mid Corn Belt, which are typically significantly higher than Tampa ammonia prices.

FACTORS AFFECTING COMPARABILITY OF FINANCIAL INFORMATION

Our historical results of operations for the periods presented may not be comparable with our results of operations for the subsequent periods for the reasons discussed below.

RNPLLC Operations

The operations of RNPLLC, which owns the Pasadena Facility, are included in our historical results of operations only from the closing date of the Agrifos Acquisition, which was November 1, 2012. Our Pasadena Facility produces three products that we did not sell before the Agrifos Acquisition: ammonium sulfate, ammonium thiosulfate and sulfuric acid. The Agrifos Acquisition also broadened the geographic area into which our products are sold. We expect (i) general and administrative expenses as well as sales-related expenses to increase due to the integration of RNPLLC’s operations, (ii) depreciation and amortization expenses to increase due to the increase in fixed and intangible assets, which were recorded at fair value on the date of the Agrifos Acquisition, and (iii) interest expense to increase due to the debt incurred to finance a significant portion of the purchase price for the Agrifos Acquisition. As a result, our results of operations for the periods prior to and after the closing date of the Agrifos Acquisition may not be comparable.

Expansion Projects

We have commenced certain projects, and are evaluating potential projects to expand the production capabilities at our facilities. To the extent that we proceed with and complete one or more of these expansion projects, we expect to incur significant costs and expenses for the construction and development of such projects. We expect to finance the costs and expenses of the various expansion projects with proceeds of the Notes that we issued in April 2013, which will significantly increase our interest expense. We also expect our depreciation expense to increase as additional assets related to the projects are placed into service. As a result, our results of operations for periods prior to, during and after the construction of any expansion project may not be comparable.

Acquisitions

One of our business strategies is to pursue acquisitions in related businesses. We are actively pursuing the acquisition of fertilizer assets that may benefit from our management and our partnership structure. If completed, acquisitions could have significant effects on our business, financial condition and results of operations. We have not entered into definitive agreements for any potential acquisitions, other than the completed Agrifos Acquisition, and we cannot assure you that we will enter into any definitive agreements on satisfactory terms, or at all. Costs associated with potential acquisitions are expensed as incurred, and could be significant.

FACTORS AFFECTING RESULTS OF OPERATIONS

Seasonality

Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on our sales. Our East Dubuque Facility’s and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. The following table shows product tonnage (in thousands) shipped by our East Dubuque Facility by quarter for the three months ended March 31, 2013 and for each quarter in the years ended December 31, 2012, 2011 and 2010.

	2013	2012	2011	2010
Quarter ended March 31	110	92	89	86
Quarter ended June 30	n/a	160	213	206
Quarter ended September 30	n/a	180	125	181
Quarter ended December 31	n/a	133	145	167

Total Tons Shipped	110	565	572	640

We typically ship the highest volume of tons from our East Dubuque Facility during the spring planting season, which occurs during the quarter ending June 30 of each year, and the next highest volume of tons after the fall harvest during the quarter ending December 31 of each year. However, as reflected in the table above, the seasonal patterns may change substantially from year-to-year due to various circumstances, including timing of or changes in the weather. These seasonal increases and decreases in demand also can cause fluctuations in sales prices. In more mild winter seasons with warmer weather, early planting may shift significant spring ammonia sales into the quarter ending March 31.

As a result of the seasonality of shipments and sales, we experience significant fluctuations in our East Dubuque Facility’s revenues, income and net working capital levels from quarter to quarter. Weather conditions can significantly impact quarterly results by affecting the timing and amount of product deliveries. Our receivables and deferred revenues are seasonal and relatively unpredictable. Significant amounts of our East Dubuque Facility’s products are typically sold for later shipment under product prepayment contracts, and the timing of these sales and the amount of down payment as a percentage of the total contract price may vary with market conditions. The variation in the timing of these sales and contract terms may add to the seasonality of our cash flows and working capital.

While our Pasadena Facility experiences seasonality in its domestic sales of ammonium sulfate and ammonium thiosulfate, its sales internationally partially offset this seasonal impact on its total revenues. Prices for ammonium sulfate and ammonium thiosulfate normally reach their highest in the spring, decrease in the summer, and increase again in the fall. We adjust the sales prices of these products seasonally in order to facilitate distribution of the products throughout the year. We operate the ammonium sulfate plant at our Pasadena Facility throughout the year to the extent that there is available storage capacity for this product. We have 60,000 tons of storage capacity for ammonium sulfate at the facility, and an arrangement with IOC that permits us to store 32,000 tons of ammonium sulfate at IOC-controlled terminals. We manage the storage capacity by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity becomes insufficient, we would be forced to cease production of the product until such capacity becomes available. Our Pasadena Facility’s fertilizer products are sold both on the spot market for immediate delivery and, to a much lesser extent, under product prepayment contracts for future delivery at fixed prices. The amount of products we sell under product prepayment contracts is highly variable. The following table shows product tonnage (in thousands) shipped by our Pasadena Facility for the three months ended March 31, 2013 (the first full quarter that we owned the Pasadena Facility).

2013
Quarter ended March 31	110
Quarter ended June 30	n/a
Quarter ended September 30	n/a
Quarter ended December 31	n/a

Total Tons Shipped	110

Revenues

We generate revenue primarily from sales of nitrogen fertilizer products. We generate revenue from sales of nitrogen fertilizer products manufactured at our East Dubuque Facility and used primarily in corn production. Our East Dubuque Facility produces ammonia, UAN, liquid and granular urea, nitric acid and CO2 using natural gas as a feedstock. We also generate revenue from sales of nitrogen fertilizer products manufactured at our Pasadena Facility and used in the production of corn, soybeans, potatoes, cotton, canola, alfalfa and wheat. Our Pasadena Facility produces ammonium sulfate, sulfuric acid and ammonium thiosulfate. Revenues for our fertilizer products are seasonal based on the planting, growing and harvesting cycles of customers utilizing nitrogen fertilizer.

Cost of Sales

The most significant elements of cost of sales are natural gas for our East Dubuque Facility; ammonia, sulfur and sulfuric acid for our Pasadena Facility; labor; and depreciation.

Operating Expenses

Operating expenses primarily consist of selling, general and administrative expense and depreciation expense. Selling, general and administrative expense mainly consists of direct and allocated legal expenses; payroll expenses relating to treasury, accounting, marketing and human resources; and expenses for maintaining our corporate offices.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and judgments relate to: revenue recognition, inventories, the valuation of long-lived assets and intangible assets, recoverability of goodwill and the acquisition method of accounting. Actual amounts could differ significantly from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Annual Report.

SELECTED FINANCIAL DATA

The following table includes selected summary financial data for the three months ended March 31, 2013 and 2012. The operations of our Pasadena Facility are included effective November 1, 2012. The data below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. The data below is in thousands, except for per unit data and on-stream factors.

	For the Three Months Ended March 31,
	2013		2012
STATEMENTS OF INCOME DATA
Revenues	$59,564		$38,473
Cost of sales	$36,845		$15,901
Gross profit	$22,719		$22,572
Operating income	$17,015		$19,457
Other expense, net	$(1,926)		$(84)
Income before income taxes	$15,089		$19,373
Income tax expense	$80		$—
Net income	$15,009		$19,373
Net income per common unit – Basic	$0.38		$0.51
Net income per common unit - Diluted	$0.38		$0.51
Weighted-average units used to compute net income per common unit:
Basic	38,839		38,250
Diluted	38,891		38,250

FINANCIAL AND OTHER DATA
Net cash flow provided by (used in):
Operating activities	$22,168		$35,597
Investing activities	$(12,330)		$(12,398)
Financing activities	$(15,584)		$4,848
EBITDA(1)	$20,623		$21,922
Cash available for distribution, per unit(1)	$0.50		$0.53

KEY OPERATING DATA
Products sold (tons):
Ammonia(2)	11		30
UAN(2)	61		34
Ammonium sulfate(3)	54		—
Products pricing (dollars per ton):
Ammonia(2)	$739		$673
UAN(2)	$301		$327
Ammonium sulfate(3)	$320		—
Production (tons):
Ammonia(2)	74		78
UAN(2)	77		83
Ammonium sulfate(3)	127		—
Natural gas used in production(2):
Volume (MMBtu)	2,747		2,818
Pricing ($ per MMBtu)	$3.98		$4.21
Natural gas in cost of sales(2):
Volume (MMBtu)	1,653		1,840
Pricing ($ per MMBtu)	$3.97		$4.46
On-stream factors(4):
Ammonia(2)	100.0%		100.0%
UAN(2)	100.0%		100.0%
Ammonium sulfate(3)	81.9	%(5)	—

	As of March 31, 2013		As of December 31, 2012
BALANCE SHEET DATA
Cash and cash equivalents	$50,053		$55,799
Working capital	$17,015		$23,218
Construction in progress	$70,435		$61,147
Total assets	$401,846		$376,645
Credit facilities and term loan	$206,952		$193,290
Total long-term liabilities	$206,714		$192,961
Total partners’ capital	$95,802		$109,404

(1)	EBITDA is defined as net income plus interest expense and other financing costs, income tax expense and depreciation and amortization, net of interest income and gain on interest rate swaps. We calculate cash available for distribution as used in this table as EBITDA plus non-cash compensation expense and distribution of cash reserves, less the sum of maintenance capital expenditures not funded by financing proceeds, net interest expense and other debt service. EBITDA and cash available for distribution are used as supplemental financial measures by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; and

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

The table below reconciles EBITDA, which is a non-GAAP financial measure, to net income for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Net income	$15,009	$19,373
Add:
Net interest expense	1,803	84
Gain on interest rate swaps	(89)	—
Income tax expense	80	—
Depreciation and amortization	3,608	2,465
Other	212	—

EBITDA	$20,623	$21,922

The table below reconciles cash available for distribution to EBITDA, both of which are non-GAAP financial measures, for the three months ended March 31, 2013.

(in thousands, except per unit data)
EBITDA	$20,623
Plus: Non-cash compensation expense	629
Less: Maintenance capital expenditures	(2,304)
Less: Net interest expense and other debt service	(3,740)
Plus: Distribution of cash reserves	4,212

Cash available for distribution	$19,420

Cash available for distribution, per unit	$0.50
Common units outstanding	38,839

(2)	Key operating data for the East Dubuque Facility.
(3)	Key operating data for the Pasadena Facility.
(4)	The respective on-stream factors for the ammonia, UAN and ammonium sulfate plant equal the total days the applicable plant operated in any given period, divided by the total days in that period.
(5)	The ammonium sulfate plant is typically out of service for 12 to 14 hours per week for regular maintenance.

Business Segments

Prior to the closing of the Agrifos Acquisition, we operated in only one business segment. After the closing of the Agrifos Acquisition, we operate in two business segments described below. The operations of the Pasadena Facility are included in our historical results of operations only from the date of the closing of the Agrifos Acquisition, which was November 1, 2012.

•	East Dubuque – The operations of the East Dubuque Facility, which produces primarily ammonia and UAN.

•	Pasadena – The operations of the Pasadena Facility, which produces primarily ammonium sulfate.

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenues:
East Dubuque	$34,549	$38,473
Pasadena	25,015	—

Total revenues	$59,564	$38,473

Gross profit (loss):
East Dubuque	$18,746	$22,572
Pasadena	3,973	—

Total gross profit	$22,719	$22,572

Operating income (loss):
East Dubuque	$17,313	$20,758
Pasadena	1,856	—

Total operating income	$19,169	$20,758

Net income (loss):
East Dubuque	$17,270	$20,674
Pasadena	1,816	—

Total net income	$19,086	$20,674

Reconciliation of segment net income to consolidated net income:
Segment net income	$19,086	$20,674
Partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,154)	(1,301)
Partnership and unallocated expenses recorded as other expense, net	(212)	—
Unallocated interest expense and loss on interest rate swaps	(1,711)	—

Consolidated net income	$15,009	$19,373

Partnership and unallocated expenses represent costs that relate directly to the Partnership or to the Partnership and its subsidiaries but are not allocated to a segment. Such expenses consist primarily of unit-based compensation expense, services from Rentech for executive, legal, finance, accounting, human resources, and investor relations support in accordance with the services agreement, audit and tax fees, legal fees, certain insurance costs and board expenses. The increase in partnership and unallocated expenses between the three months ended March 31, 2013 and 2012 was primarily due to an increase in costs associated with the addition of the Pasadena Facility, including increases in services from Rentech of approximately $0.3 million, an increase in unit-based compensation expense of approximately $0.2 million and an increase in audit and tax fees, business development expenses and legal fees of approximately $0.1 million each. Unallocated interest expense represents interest expense on the New Term Loan, which was used to finance the Agrifos Acquisition.

East Dubuque

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012:

Revenues

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenues:
Product shipments	$34,467	$38,473
Other	82	—

Total revenues	$34,549	$38,473

	For the Three Months Ended March 31, 2013		For the Three Months Ended March 31, 2012
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product shipments:
Ammonia	11	$8,046	30	$20,051
UAN	61	18,394	34	11,156
Urea (liquid and granular)	11	5,898	10	5,624
Carbon dioxide (CO2)	23	786	15	477
Nitric acid	4	1,343	3	1,165
Other	N/A	82	—	—

Total	110	$34,549	92	$38,473

We generate revenue in our East Dubuque segment primarily from sales of nitrogen fertilizer products manufactured at our East Dubuque Facility and used primarily in corn production. Our East Dubuque Facility produces ammonia, UAN, liquid and granular urea, nitric acid and CO2 using natural gas as a feedstock. Revenues are seasonal based on the planting, growing, and harvesting cycles of customers utilizing nitrogen fertilizer.

Revenues were approximately $34.5 million for the three months ended March 31, 2013 compared to approximately $38.5 million for the three months ended March 31, 2012. The decrease was primarily the result of a decrease in ammonia sales volume, partially offset by an increase in UAN sales volume.

The Midwestern region of the United States experienced warmer weather than is typical in March 2012, which enabled farmers to prepare soil with the earlier application of ammonia fertilizer and shifted significant spring ammonia sales into the three months ended March 31, 2012. In 2013, however, cold, winter weather extended well into March which prevented earlier application of ammonia fertilizer from occurring this year resulting in lower ammonia deliveries and revenues. With respect to the increase in UAN sales volume, during the fourth quarter of 2012, there were two unexpected outages at the ammonia plant at the East Dubuque Facility. Since ammonia is upgraded to produce UAN, the outages halted production of UAN, which postponed UAN sales until the first quarter of 2013.

The average sales prices per ton for the three months ended March 31, 2013 as compared with those of the three months ended March 31, 2012 were higher by approximately 10% for ammonia and lower by approximately 8% for UAN. These two products comprised approximately 77% and 81% of the product sales for the three months ended March 31, 2013 and 2012, respectively. The increase in ammonia prices was primarily due to expectations of more acreage being planted in 2013 and strong ammonia prices based on the Tampa, Florida market index. The UAN prices were negatively impacted as our East Dubuque Facility continued to deliver product during the first quarter of 2013 that was contracted for delivery and priced during the fourth quarter of 2012. The product was not delivered during 2012 due to the ammonia plant outage which delayed the production and delivery of UAN from 2012 until the first quarter of 2013.

Cost of Sales

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Total cost of sales	$15,803	$15,901

Cost of sales was approximately $15.8 million for the three months ended March 31, 2013, compared to approximately $15.9 million for the three months ended March 31, 2012. Total cost of sales remained fairly flat between periods. Natural gas in cost of sales was $1.6 million lower in 2013 than in 2012 due to both lower market prices for natural gas and volumes of natural gas as a result of lower ammonia deliveries. The decrease in natural gas in cost of sales was partially offset by an increase of approximately $0.3 million in equipment repairs, $0.3 million in increased labor costs partially as a result of our new union contract, $0.3 million in increased loading, storage and terminalling costs, as well as increases in electricity and other costs allocated to production. Natural gas and labor costs comprised approximately 42% and 16%, respectively, of cost of sales on product shipments for the three months ended March 31, 2013, and approximately 52% and 14%, respectively, of cost of sales on product shipments for the three months ended March 31, 2012.

Depreciation expense included in cost of sales was approximately $2.2 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively.

Gross Profit

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Total gross profit	$18,746	$22,572

Gross profit was approximately $18.7 million for the three months ended March 31, 2013 compared to approximately $22.6 million for the three months ended March 31, 2012. Gross profit margin was 54% for the three months ended March 31, 2013 as compared to 59% for the three months ended March 31, 2012. Gross profit margin can vary significantly from period to period due to changes in nitrogen fertilizer prices and natural gas costs, both of which are commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. The decrease in gross profit margin during the three months ended March 31, 2013 was primarily due to the decrease in revenues as described above.

Operating Expenses

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Operating expenses:
Selling, general and administrative	$1,345	$1,289
Depreciation and amortization	73	553
Loss (gain) on disposal of property, plant and equipment	15	(28)

Total operating expenses	$1,433	$1,814

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1.3 million for each of the three month periods ended March 31, 2013 and 2012.

Depreciation and Amortization. Depreciation expense included in operating expense was approximately $0.1 million for the three months ended March 31, 2013 compared to approximately $0.6 million for the three months ended March 31, 2012. This decrease was primarily due to the acceleration of depreciation in 2012 on an asset that was dismantled as part of the ammonia production and storage capacity expansion project. A portion of depreciation expense is associated with assets supporting general and administrative functions and is recorded in operating expense. The majority of depreciation expense incurred is a manufacturing cost and is distributed between cost of sales and finished goods inventory, based on product volumes.

Operating Income

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Total operating income	$17,313	$20,758

Operating income was approximately $17.3 million for the three months ended March 31, 2013 compared to approximately $20.8 million for the three months ended March 31, 2012. The decrease was primarily due to lower revenues partially offset by lower depreciation and amortization expense as described above.

Pasadena

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013:

The operations of the Pasadena Facility are included in our historical results of operations only from the closing date of the Agrifos Acquisition, which was November 1, 2012.

Revenues

For the Three Months Ended March 31,
2013
(in thousands)
Total revenues	$25,015

	For the Three Months Ended March 31, 2013
	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	54	$17,217
Sulfuric acid	41	4,065
Ammonium thiosulfate	15	2,893
Other	—	840

Total revenues	110	$25,015

We generate revenue primarily from sales of nitrogen fertilizer products manufactured at our Pasadena Facility and used in the production of corn, soybeans, potatoes, cotton, canola, alfalfa and wheat. The facility produces ammonium sulfate, sulfuric acid and ammonium thiosulfate.

Cost of Sales

For the Three Months Ended March 31,
2013
(in thousands)
Total cost of sales	$21,042

Cost of sales primarily consists of expenses for ammonia, sulfur, labor and depreciation. Ammonia and sulfur collectively comprised approximately 71% of cost of sales for the three months ended March 31, 2013 while labor costs comprised approximately 4% of such cost of sales. Depreciation expense included in cost of sales was approximately $0.4 million. During the three months ended March 31, 2013, we incurred a write-down of sulfur and sulfuric acid inventory to market of approximately $0.5 million due primarily to lower market prices of sulfuric acid, in accordance with accounting guidance.

Gross Profit

For the Three Months Ended March 31,
2013
(in thousands)
Total gross profit	$3,973

Gross profit margin was 16% for the three months ended March 31, 2013.

Operating Expenses

For the Three Months Ended March 31,
2013
(in thousands)
Operating expenses:
Selling, general and administrative	$1,242
Depreciation and amortization	875

Total operating expense	$2,117

Operating expenses were approximately $2.1 million. These expenses were primarily comprised of selling, general and administrative expense and depreciation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1.2 million. These expenses are for general administrative purposes at our Pasadena Facility, such as general management salaries and travel, legal, consulting, information technology, and banking fees. Selling, general and administrative expenses for the three months ended March 31, 2013 included approximately $0.3 million in integration related expenses.

Depreciation and Amortization. Depreciation and amortization expense included in operating expense was approximately $0.9 million. This amount represents amortization of the intangible assets. The depreciation expense relating to fixed assets is a manufacturing cost which is distributed between cost of sales and finished goods inventory, based on product volumes.

Operating Income

For the Three Months Ended March 31,
2013
(in thousands)
Total operating income	$1,856

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have historically been cash from operations, borrowing, and proceeds of our initial public offering. We expect to fund our operating needs, including expansion and maintenance capital expenditures, from operating cash flow and cash on hand, including the remaining proceeds from the offering of the Notes. We believe that our current and expected sources of liquidity will be adequate to fund these operating needs and capital expenditures for at least the next 12 months. With the remaining proceeds from the offering of the Notes, we intend to fund all of the remaining costs of the following projects: our ammonia production and storage capacity expansion project and our nitric acid project at our East Dubuque Facility; and our ammonium sulfate debottlenecking and production capacity project, the replacement of our sulfuric acid converter, and our power generation project at our Pasadena Facility.

Distributions

We intend to distribute all of the cash available for distribution we generate each quarter to our unitholders, which could materially impact our liquidity and limit our ability to grow and make acquisitions. Cash available for distribution for each quarter will be determined by the Board of our General Partner following the end of such quarter. We expect that cash available for distribution for each quarter will generally be calculated as the cash we generate during the quarter, less cash needed for maintenance capital expenditures not funded by capital proceeds, debt service and other contractual obligations. The Board may exercise its discretion to increase or decrease cash distributions compared to such calculation, which would have the effect of decreasing or increasing our cash reserves for future operating or capital needs as deemed appropriate for our projected liquidity needs by the Board of our General Partner. As a result of our quarterly distributions, our liquidity will be significantly affected, and we expect to finance substantially all of our growth externally, either with commercial bank borrowings or by debt issuances or additional issuances of equity. However, our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we may change our distribution policy at any time and from time to time.

On April 23, 2013, the Board of our General Partner declared a cash distribution to our common unitholders and payments to holders of phantom units for the period January 1, 2013 through and including March 31, 2013 of $0.50 per unit or approximately $19.5 million in the aggregate. The cash distribution will be paid on May 15, 2013 to unitholders of record at the close of business on May 8, 2013.

Shelf Registration Statement, Notes and Credit Agreement

On April 4, 2013, we filed a shelf registration statement with the SEC, which allows us from time to time, in one or more offerings, to offer and sell up to $500.0 million in aggregate initial offering price of common units or debt securities. Capital markets have experienced periods of extreme uncertainty in the recent past, and access to those markets may become difficult. If we need to access capital markets, we cannot assure you that we will be able to do so on acceptable terms, or at all. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

On April 12, 2013, we issued the Notes and entered into the 2013 Credit Agreement. For a description of the terms of the Notes and the 2013 Credit Agreement, see Note 14 to the consolidated financial statements included in this report.

Capital Expenditures

We divide our capital expenditures into two categories: maintenance and expansion. Maintenance capital expenditures include those for improving, replacing or adding to our assets, as well as expenditures for the acquisition, construction or development of new assets to maintain our operating capacity, or to comply with environmental, health, safety or other regulations. Maintenance capital expenditures that are required to comply with regulations may also improve the output, efficiency or reliability of our facility. Expansion capital expenditures are those incurred for acquisitions or capital improvements that we expect will increase our operating capacity or operating income over the long term.

Our maintenance capital expenditures for our East Dubuque Facility totaled approximately $1.5 million and $2.0 million in the three months ended March 31, 2013 and 2012, respectively. Our maintenance capital expenditures funded from operating cash flow for our East Dubuque Facility are expected to be approximately $9.1 million for the year ending December 31, 2013. Our expansion capital expenditures for our East Dubuque Facility totaled approximately $8.9 million and $15.8 million in the three months ended March 31, 2013 and 2012, respectively. Our expansion capital expenditures for our East Dubuque Facility are expected to be approximately $55.0 million for the year ending December 31, 2013 and are expected to be related to our ammonia production and storage capacity expansion project and our nitric acid project.

Our maintenance capital expenditures for our Pasadena Facility totaled approximately $0.8 million in the three months ended March 31, 2013. Our maintenance capital expenditures funded from operating cash flow for our Pasadena Facility are expected to be approximately $7.0 million for the year ending December 31, 2013. This amount excludes the expected cost to replace the sulfuric acid converter, which will be maintenance capital funded by proceeds from the Notes. Subject to the approval of the Board of our General Partner, we intend to begin this project during the third quarter of 2013, and to complete it during 2014 for an estimated total cost of approximately $18.0 million, with approximately 60% of that cost to be expended in 2013. Our expansion capital expenditures for our Pasadena Facility totaled approximately $0.5 million in the three months ended March 31, 2013. Our expansion capital expenditures for our Pasadena Facility are expected to be approximately $22.0 million for the year ending December 31, 2013 for expenditures related to the ammonium sulfate debottlenecking and production capacity project and the power generation project. These projects are expected to cost $6 million and $30 million, respectively, to be expended during 2013 and 2014.

CASH FLOWS

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$22,168	$35,597
Investing activities	(12,330)	(12,398)
Financing activities	(15,584)	4,848

Net increase (decrease) in cash and cash equivalents	$(5,746)	$28,047

Operating Activities

Revenues were approximately $59.6 million for the three months ended March 31, 2013 compared to approximately $38.5 million for the three months ended March 31, 2012. The increase in revenue for the three months ended March 31, 2013 was primarily due to the Agrifos Acquisition. Deferred revenue increased $30.0 million during the three months ended March 31, 2013, versus an increase of $18.4 million during the three months ended March 31, 2012. The increase during both periods was due to seasonality, as cash is typically received from customers during the three months ended March 31 of each year for product prepayment contracts covering product expected to be delivered in the spring. The larger increase during the three months ended March 31, 2013 was due primarily to the addition of deferred revenue from our Pasadena Facility which was not owned by us during the first quarter of 2012.

Net cash provided by operating activities for the three months ended March 31, 2013 was approximately $22.2 million. We had net income of $15.0 million for the three months ended March 31, 2013. Inventories increased by approximately $23.7 million during this quarter, which was due to the normal seasonality of our business. During the winter months, we typically build inventory balances for the high volume spring planting season. The increase during the three months ended March 31, 2013 was due primarily to our Pasadena Facility which was not owned by us during the first quarter of 2012. Our Pasadena Facility’s customers have delayed application of our products.

Net cash provided by operating activities for the three months ended March 31, 2012 was approximately $35.6 million. We had net income of $19.4 million for the three months ended March 31, 2012. Accounts receivable increased by approximately $2.7 million due to the weather being warm and dry which allowed the farmers to apply ammonia to their fields earlier than normal, increasing our sales volume significantly for the period. Inventories increased by approximately $5.6 million due to the normal seasonality of our business, as discussed above.

Investing Activities

Net cash used in investing activities was approximately $12.3 million and $12.4 million, respectively, for the three months ended March 31, 2013 and 2012. Net cash used in investing activities in each period primarily related to the ammonia production and storage capacity expansion project.

Financing Activities

Net cash provided by (used in) financing activities was approximately ($15.6 million) and $4.8 million, respectively, for the three months ended March 31, 2013 and 2012. During the three months ended March 31, 2013, we had borrowings under our Second 2012 Credit Agreement of approximately $15.6 million. We also made distributions of approximately $29.2 million. During the three months ended March 31, 2012, RNLLC entered into the First 2012 Credit Agreement and borrowed approximately $8.5 million under the First CapEx Facility to (i) to repay in full outstanding borrowings under a bridge loan agreement of approximately $5.9 million, and (ii) to pay fees associated with the First 2012 Credit Agreement of approximately $2.6 million.

CONTRACTUAL OBLIGATIONS

We have entered into various contractual obligations as detailed in the Annual Report. During the normal course of business between January 1, 2013 and the date of this report, the amount of our contractual obligations changed, as we made scheduled payments and entered into new contracts. During such period, the following material changes occurred to our contractual obligations:

•

Outstanding borrowings under our Second 2012 Credit Agreement increased from approximately $193.3 million to $207.0 million. On April 12, 2013, we issued the Notes and entered into the 2013 Credit Agreement. We used part of the net proceeds from the offering of the Notes to repay in full and terminate the Second 2012 Credit Agreement. As of the date of this report, there are no outstanding borrowings under the 2013 Credit Agreement.

•

Our obligations under natural gas forward purchase contracts decreased by approximately $3.7 million to approximately $3.8 million. As of March 31, 2013, the natural gas forward purchase contracts included delivery dates through April 30, 2013. Subsequent to March 31, 2013 through April 30, 2013, we entered into additional fixed quantity forward purchase contracts at fixed and indexed prices for various delivery dates through August 31, 2013. The total MMBtus associated with these additional forward purchase contracts are approximately 1.4 million and the total amount of the purchase commitments are approximately $6.1 million, resulting in a weighted average rate per MMBtu of $4.23. We are required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

•

Purchase obligations increased by approximately $8.2 million to approximately $26.6 million as measured by the total amount of open purchase orders. The increase is primarily due to the ammonia production and storage capacity expansion project at our East Dubuque Facility and a security improvement project at our Pasadena Facility.

•

On April 17, 2013, we entered into an engineering, procurement and construction contract, or the EPC Contract, with Abeinsa Abener Teyma General Partnership, or Abeinsa. The EPC Contract provides for Abeinsa to be the contractor on our power generation project at our Pasadena Facility. The value of the contract is approximately $25.0 million and the project is expected to be completed in 18 months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 2 to the consolidated financial statements, “Recent Accounting Pronouncements,” included in Part I of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to interest rate risks related to the 2013 Credit Agreement, into which we entered in April 2013. Borrowings under the 2013 Credit Agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is two business days prior to the first day of such interest period. If we maintain a secured leverage ratio of less than 1.75:1 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 Credit Agreement is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. If we maintain a secured leverage ratio equal or greater than 1.75:1 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 Credit Agreement is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR borrowings. As of the date of this report, we had no outstanding borrowings under the 2013 Credit Agreement. Assuming the entire $35.0 million was outstanding under the 2013 Credit Agreement, an increase or decrease of 100 basis points in the LIBOR rates would result in an increase or decrease in annual interest expense of approximately $0.4 million.

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

We enter into fixed-price product prepayment contracts committing our East Dubuque Facility’s customers to purchase our nitrogen fertilizer products at a later date. To a lesser extent, we also enter into product prepayment contracts for our Pasadena Facility’s products. By using fixed-price forward contracts, we purchase approximately enough natural gas to manufacture the products that have been sold by our East Dubuque Facility under product prepayment contracts for later delivery. We believe that entering into such fixed-price contracts for natural gas and product prepayment contracts effectively allows us to fix most of the gross margin on pre-sold product and mitigate risk of increasing market prices of natural gas or decreasing market prices of nitrogen products. However, this practice also subjects us to the risk that we may have locked in margins at levels lower than those that might be available if, in periods following these contract dates, natural gas prices were to fall, or nitrogen fertilizer commodity prices were to increase. In addition, we occasionally make forward purchases of natural gas that are not directly linked to specific product prepayment contracts. To the extent we make such purchases, we may be unable to benefit from lower natural gas prices in subsequent periods.

Our Pasadena Facility is exposed to significant market risk due to potential changes in prices for fertilizer products, and for ammonia, sulfuric acid and sulfur. Ammonia and sulfuric acid are the primary raw materials used in the production of ammonium sulfate which is the primary product manufactured at our Pasadena Facility. Sulfur is the primary raw material used in the production of sulfuric acid, which our Pasadena Facility produces for both internal consumption in the production of ammonium sulfate and for sales to third parties. During the three months ended March 31, 2013, 100% of the sulfuric acid used in our Pasadena Facility’s production of ammonium sulfate was produced at our Pasadena Facility. We purchase a substantial portion of our ammonia and sulfur for use in our Pasadena Facility for prices based on market indices. The market price of ammonium sulfate is affected by changes in the prices of commodities such as soybeans, potatoes, cotton, canola, alfalfa, corn, wheat, ammonia and sulfur as well as by supply and demand and other factors such as the price of its other inputs. The margins on the sale of ammonium sulfate fertilizer products are relatively low. If our costs to produce ammonium sulfate fertilizer products increase and the prices at which we sell these products do not correspondingly increase, our profits from the sale of these products may decrease and we may suffer losses on these sales. A hypothetical increase of $10.00 per ton of ammonia would increase the cost to produce one ton of ammonium sulfate by approximately $2.50. A hypothetical increase of $10.00 per ton of sulfur would also increase the cost to produce one ton of ammonium sulfate by approximately $2.50.

Our Pasadena Facility purchases ammonia as a feedstock at contractual prices based on a published Tampa, Florida market index, while our East Dubuque Facility sells similar quantities of ammonia at prevailing prices in the Mid Corn Belt, which are typically significantly higher than Tampa ammonia prices. Because we both buy and sell similar quantities of ammonia, we believe that our consolidated exposure to the fluctuations in ammonia prices is lower than is the exposure to ammonia prices of either of our facilities considered alone.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting. Other than changes resulting from the Agrifos Acquisition discussed below, there were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On November 1, 2012, the Agrifos Acquisition closed. We are currently in the process of integrating RNPLLC’s operations, processes, and internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A description of the legal proceedings to which the Partnership and its subsidiary are a party is contained in Note 7 to the consolidated financial statements, “Commitments and Contingencies,” included in Part I of this report.

ITEM 1A. RISK FACTORS

As a result of our entry into the 2013 Credit Agreement and the issuance of the Notes, we are subject to risks relating to our recent incurrence of new indebtedness, some of which are discussed below and others of which are described generally in our other periodic and current reports filed with the SEC, including in “Part I — Item 1A. Risk Factors” of the Annual Report. The risks described in the Annual Report and this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business and cash flow. The risk factors set forth below update, and should be read together with, the risk factors disclosed in “Part I — Item IA. Risk Factors” of the Annual Report.

Our new 2013 Credit Agreement and the Indenture governing our Notes contain significant limitations on our business operations, including our ability to make distributions and other payments.

In April 2013, we entered into the 2013 Credit Agreement, comprised of a $35.0 million senior secured revolving credit facility, and the Indenture governing our Notes, which are comprised of $320.0 million aggregate principal amount of 6.5% second lien senior secured notes due 2021. See Note 14 to the consolidated financial statements included in this report for a further description of the terms of the 2013 Credit Agreement and the Notes. The agreements governing this indebtedness permit us to incur significant indebtedness in the future, subject to the satisfaction of certain conditions. Our ability to make cash distributions to our unitholders and our ability to borrow under our 2013 Credit Agreement to fund distributions (if we elected to do so) are subject to covenant restrictions under the agreements governing our 2013 Credit Agreement and to the terms of the Notes. If we were unable to comply with any such covenant restrictions in any quarter, our ability to make cash distributions to our unitholders would be curtailed.

The Indenture governing the Notes prohibits us from making distributions to our common unitholders if any Default (except a Reporting Default) or Event of Default (each as defined in the Indenture) exists. In addition, the Indenture contains covenants limiting our ability to pay distributions to our common unitholders. The covenants apply differently depending on our Fixed Charge Coverage Ratio (as defined in the Indenture). If the Fixed Charge Coverage Ratio is not less than 1.75 to 1.0, we will generally be permitted to make restricted payments, including distributions to our common unitholders, without substantive restriction. If the Fixed Charge Coverage ratio is less than 1.75 to 1.0, we will generally be permitted to make restricted payments, including distributions to our common unitholders, up to an aggregate $60.0 million basket plus certain other amounts referred to as “incremental funds” under the Indenture. In addition, the 2013 Credit Agreement requires that, before we can make distributions, (a) there must be no Default or Event of Default (as defined in the 2013 Credit Agreement) and no Default or Event of Default would arise as a result of such distribution, (b) at the time of the distribution and immediately after giving effect to the distribution, the Secured Leverage Ratio on a pro forma basis must not be greater than 3.75 to 1.0. and (c) we must have at least $8.75 million available to be drawn under the 2013 Credit Agreement on a pro forma basis. Any new indebtedness could have similar or greater restrictions. The agreements governing this indebtedness permits us to incur significant indebtedness in the future, subject to the satisfaction of certain conditions.

We are subject to covenants contained in the agreements governing this indebtedness and may be subject to additional agreements governing other future indebtedness. These covenants restrict our ability to, among other things, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, incur liens, make negative pledges, pay dividends or make other distributions, make payments to our subsidiaries, make certain loans and investments, consolidate, merge or sell all or substantially all of our assets, enter into sale-leaseback transactions and enter into transactions with our affiliates. Any failure to comply with these covenants could result in a default under our 2013 Credit Agreement or the Notes. Upon a default, unless waived, the lenders under our 2013 Credit Agreement and holders of our Notes would have all remedies available to a secured lender, including the ability to cause the outstanding amounts of such indebtedness to become due and payable in full, institute foreclosure proceedings against our assets, and force us into bankruptcy or liquidation.

ITEM 6. EXHIBITS.

Exhibit Index

4.1	Indenture, dated as April 12, 2013, among Rentech Nitrogen Partners, L.P., Rentech Nitrogen Finance Corporation, the guarantors named therein, Wells Fargo Bank, National Association, as Trustee, and Wilmington Trust, National Association, as Collateral Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35334) filed by the Registrant with the Securities and Exchange Commission on April 16, 2013).

4.2	Forms of 6.5% Second Lien Senior Secured Notes due 2021 (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35334) filed by the Registrant with the Securities and Exchange Commission on April 16, 2013).

4.3	Intercreditor Agreement, dated as of April 12, 2013, among Credit Suisse AG, Cayman Islands Branch, as priority lien agent, Wilmington Trust, National Association, as second lien collateral trustee, Rentech Nitrogen Partners, L.P., Rentech Nitrogen Finance Corporation and the subsidiaries of Rentech Nitrogen Partners, L.P. named therein (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35334) filed by the Registrant with the Securities and Exchange Commission on April 16, 2013).

10.1	Credit Agreement, dated as of April 12, 2013, among Rentech Nitrogen Partners, L.P. and Rentech Nitrogen Finance Corporation, as borrowers, the other parties thereto that are designated as credit parties from time to time, Credit Suisse AG, Cayman Islands Brach, for itself and as agent for all lenders, the other financial institutions party thereto, as lenders, Credit Suisse Securities (USA) LLC, as sole lead arranger and bookrunner, and BMO Harris Bank, N.A., as syndication agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH NITROGEN PARTNERS, L.P. BY: RENTECH NITROGEN GP, LLC, ITS GENERAL PARTNER

Dated: May 9, 2013	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer and Director of Rentech Nitrogen GP, LLC

Dated: May 9, 2013	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer of Rentech Nitrogen GP, LLC