Form 10-Q
period 2013-06-30
Rentech Nitrogen Partners, L.P.
filed 2013-08-08
CIK 1525998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, the registrant had 38,848,513 common units outstanding.

RENTECH NITROGEN PARTNERS, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	As of
	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$112,764	$55,799
Accounts receivable	9,852	9,705
Inventories	50,411	27,140
Prepaid expenses and other current assets	6,437	2,228
Other receivables, net	2,857	2,626

Total current assets	182,321	97,498

Property, plant and equipment, net	129,772	128,340

Construction in progress	87,075	61,147

Other assets
Goodwill	56,592	56,592
Intangible assets	24,434	26,185
Debt issuance costs	8,985	6,458
Other assets	543	425

Total other assets	90,554	89,660

Total assets	$489,722	$376,645

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$15,568	$15,144
Payable to general partner	7,207	4,247
Accrued liabilities	10,901	14,271
Deferred revenue	20,313	29,660
Credit facilities and term loan	—	7,750
Accrued interest	4,502	142
Asset retirement obligation	2,485	2,776
Other	—	290

Total current liabilities	60,976	74,280

Long-term liabilities
Notes	320,000	—
Credit facilities and term loan, net of current portion	—	185,540
Earn-out consideration	309	4,920
Other	2,888	2,501

Total long-term liabilities	323,197	192,961

Total liabilities	384,173	267,241

Commitments and contingencies (Note 7)
Partners’ Capital:
Common unitholders — 38,849 and 38,839 units issued and outstanding at June 30, 2013 and December 31, 2012, respectively	105,375	109,238
Accumulated other comprehensive income	174	166
General partner’s interest	—	—

Total partners’ capital	105,549	109,404

Total liabilities and partners’ capital	$489,722	$376,645

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Income

(Amounts in thousands, except per unit data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenues	$103,956	$70,643	$163,520	$109,116
Cost of sales	64,108	24,997	100,953	40,898

Gross profit	39,848	45,646	62,567	68,218

Operating expenses
Selling, general and administrative expense	4,901	3,884	9,642	6,474
Depreciation	908	83	1,856	636
Other	(7)	75	8	47

Total operating expenses	5,802	4,042	11,506	7,157

Operating income	34,046	41,604	51,061	61,061

Other income (expense), net
Interest expense	(3,926)	(42)	(5,729)	(142)
Loss on debt extinguishment	(6,001)	—	(6,001)	—
Gain on fair value adjustment to earn-out consideration	4,823	—	4,611	—
Other expense, net	(96)	(334)	(7)	(318)

Total other expenses, net	(5,200)	(376)	(7,126)	(460)

Income before income taxes	28,846	41,228	43,935	60,601
Income tax expense	125	—	205	—

Net income	$28,721	$41,228	$43,730	$60,601

Basic net income per common unit allocated to common unit holders	$0.74	$1.08	$1.12	$1.58

Diluted net income per common unit allocated to common unit holders	$0.74	$1.08	$1.12	$1.58

Weighted-average units used to compute net income per common unit:
Basic	38,842	38,253	38,840	38,251

Diluted	38,899	38,279	38,910	38,272

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Net income	$28,721	$41,228	$43,730	$60,601

Other comprehensive income:
Pension and postretirement plan adjustments	2	—	8	—

Other comprehensive income	2	—	8	—

Comprehensive income	$28,723	$41,228	$43,738	$60,601

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statement of Partners’ Capital

(Amounts in thousands)

	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive Income	General Partner	Total Partners’ Capital
	(Unaudited)
Balance, December 31, 2012	38,839	$109,238	$166	$—	$109,404
Common units	10	—	—	—	—
Distributions to common unitholders – affiliates	—	(29,063)	—	—	(29,063)
Distributions to common unitholders – non-affiliates	—	(19,682)	—	—	(19,682)
Unit-based compensation expense	—	1,152	—	—	1,152
Net income	—	43,730	—	—	43,730
Other comprehensive income	—	—	8	—	8

Balance, June 30, 2013	38,849	$105,375	$174	$—	$105,549

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Six Months Ended June 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities
Net income	$43,730	$60,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,995	5,777
Utilization of spare parts	1,486	479
Write-down of inventory	2,308	—
Non-cash interest expense	519	133
Loss on debt extinguishment	6,001	—
(Gain) loss on interest rate swaps	(17)	580
Unit-based compensation	1,152	1,147
Other	(176)	(188)
Changes in operating assets and liabilities:
Accounts receivable	(147)	(2,991)
Other receivables	(231)	6
Inventories	(24,786)	(3,129)
Deposits on gas contracts	(200)	1,581
Prepaid expenses and other current assets	(3,152)	(955)
Accounts payable	(238)	1,083
Deferred revenue	(9,347)	(12,784)
Accrued liabilities, accrued payroll and other	(2,283)	1,513

Net cash provided by operating activities	22,614	52,853

Cash flows from investing activities
Purchase of property, plant, equipment and construction in progress	(33,712)	(28,260)
Other items	10	(228)

Net cash used in investing activities	(33,702)	(28,488)

Cash flows from financing activities
Proceeds from issuance of notes	320,000	—
Proceeds from credit facilities and term loan	15,600	20,190
Payments to retire credit facility	(205,015)	—
Proceeds from bridge loan from parent	—	5,860
Payment of bridge loan to parent	—	(5,860)
Payments on term loan	(3,875)	—
Payment of debt issuance costs	(8,962)	(2,778)
Payments on notes payable for financed insurance premiums	—	(1,000)
Payment of bridge loan fee to parent, net	—	(200)
Payment of offering costs	(950)	(245)
Distributions to common unitholders - affiliates	(29,063)	(24,645)
Distributions to common unitholders – non-affiliates	(19,682)	(16,082)

Net cash provided by (used in) financing activities	68,053	(24,760)

Increase (decrease) in cash	56,965	(395)
Cash and cash equivalents, beginning of period	55,799	44,836

Cash and cash equivalents, end of period	$112,764	$44,441

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Continued from previous page)

The following effects of certain non-cash investing and financing activities were excluded from the statements of cash flows for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,
	2013	2012
	(Unaudited)
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$7,289	$4,119

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech Nitrogen Partners, L.P. (the “Partnership”) and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of June 30, 2013, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the calendar year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2013 (the “Annual Report”).

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

The final purchase price of the Agrifos Acquisition, as defined in Note 3, and the allocation thereof will not be known until the final working capital adjustments are completed. The Partnership will finalize the accounting for the Agrifos Acquisition within one year of the acquisition date.

The Partnership has evaluated events occurring between June 30, 2013 and the date of these financial statements to ensure that such events are properly reflected in these statements.

Note 2 — Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (the “FASB”) issued guidance that requires a company to disclose information about financial instruments that have been offset on the balance sheet or subject to an enforceable master netting agreement, irrespective of whether they have been offset, and related arrangements to enable users of a company’s financial statements to understand the effect of those arrangements on the company’s financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This guidance is effective for interim and annual periods beginning on or after January 1, 2013 and requires retrospective application, and thus became effective for the Partnership’s interim period beginning on January 1, 2013. The adoption of this guidance did not have any impact on the Partnership’s consolidated financial position, results of operations or disclosures.

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

The following table presents the financial instruments that require fair value disclosure as of June 30, 2013.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Notes	$317,402	$—	$—	$320,000
Earn-out consideration	$—	$—	$309	$309

The following table presents the financial instruments that require fair value disclosure as of December 31, 2012.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Credit facilities and term loan	$—	$193,290	$—	$193,290
Interest rate swaps	$—	$929	$—	$929
Earn-out consideration	$—	$—	$4,920	$4,920

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Notes

The Notes, as defined in Note 6 – Debt, are deemed to be Level 1 financial instruments because there was an active market for such debt. The fair value of such debt had been determined based on market prices.

Credit Facilities and Term Loan

The credit facilities and term loan were deemed to be Level 2 financial instruments because the measurement was based on observable market data. The Partnership used part of the proceeds from the offering of the Notes to repay in full and terminate the Second 2012 Credit Agreement, as defined in Note 6 – Debt, and related interest rate swaps.

Interest Rate Swaps

The interest rate swaps were not designated as hedging instruments for accounting purposes. The interest rate swaps were deemed to be Level 2 financial instruments because the measurements were based on observable market data. The Partnership used a standard swap contract valuation method to value its interest rate derivatives, and the inputs it used for present value discounting included forward one-month and three-month LIBOR rates, risk-free interest rates and an estimate of credit risk. The change in fair value was recorded in other expense, net on the consolidated statement of income. The realized loss represents the cash payments required under the interest rate swaps.

Net gain (loss) on interest rate swaps (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Realized loss	$—	$—	$(24)	$—
Unrealized gain (loss)	(96)	(580)	17	(580)

Total net loss on interest rate swaps	$(96)	$(580)	$(7)	$(580)

The Partnership paid approximately $912,000 to terminate the interest rate swaps as described above.

Earn-out Consideration

The earn-out consideration relates to potential additional consideration the Partnership may be required to pay under the Membership Interest Purchase Agreement (the “Purchase Agreement”) relating to its acquisition on November 1, 2012 of Agrifos LLC (the “Agrifos Acquisition”). The earn-out consideration is deemed to be a Level 3 financial instrument because the measurement is based on unobservable inputs. The fair value of earn-out consideration was determined based on the Partnership’s analysis of various scenarios involving the achievement of certain levels of Adjusted EBITDA, as defined in the Purchase Agreement, over a two year period. The scenarios, which included a weighted probability factor, involved assumptions relating to the market prices of the Partnership’s products and feedstocks, as well as product profitability and production. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of income. For the three and six months ended June 30, 2013, the fair value of the liability decreased by approximately $4.8 million and $4.6 million, respectively. At June 30, 2013, the fair value of the potential earn-out consideration relating to the Agrifos Acquisition was approximately $0.3 million. The decrease in fair value was primarily a result of unfavorable weather and increased Chinese exports. Due to the wet spring season, there was a shortened planting season which resulted in the sale of a lower volume of ammonium sulfate during the three months ended June 30, 2013, and a higher level of inventory at June 30, 2013. In addition, significant volumes of urea were exported from China and this supply suppressed urea and other nitrogen fertilizer prices.

The levels within the fair value hierarchy at which the Partnership’s financial instruments have been evaluated have not changed for any of the Partnership’s financial instruments during the three and six months ended June 30, 2013.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4 — Inventories

Inventories consisted of the following:

	As of
	June 30, 2013	December 31, 2012
	(in thousands)
Finished goods	$47,913	$21,756
Raw materials	2,332	5,269
Other	166	115

Total inventory	$50,411	$27,140

Note 5 — Property, Plant and Equipment and Construction in Progress

Property, plant and equipment consisted of the following:

	As of
	June 30, 2013	December 31, 2012
	(in thousands)
Land and land improvements	$22,590	$22,386
Buildings and building improvements	22,619	22,149
Machinery and equipment	142,603	134,979
Furniture, fixtures and office equipment	232	232
Computer equipment and computer software	2,804	2,675
Vehicles	186	186
Conditional asset (asbestos removal)	210	210

	191,244	182,817
Less accumulated depreciation	(61,472)	(54,477)

Total property, plant and equipment, net	$129,772	$128,340

The construction in progress balance at June 30, 2013 of approximately $87.1 million, which includes $2.5 million of capitalized interest costs, represents primarily the costs associated with the ammonia production and storage capacity expansion project.

Note 6 — Debt

First and Second 2012 Credit Agreements

On February 28, 2012, RNLLC entered into a credit agreement (the “First 2012 Credit Agreement”). The First 2012 Credit Agreement consisted of (i) a $100.0 million multiple draw term loan, and (ii) a $35.0 million revolving facility.

On October 31, 2012, RNLLC, the Partnership, RNPLLC and certain subsidiaries of RNPLLC entered into a new credit agreement (the “Second 2012 Credit Agreement”). The Second 2012 Credit Agreement amended, restated and replaced the First 2012 Credit Agreement. The Second 2012 Credit Agreement consisted of (i) a $110.0 million multiple draw term loan, (ii) a $155.0 million term loan and (iii) the $35.0 million revolving credit facility.

Notes Offering

On April 12, 2013, the Partnership and Rentech Nitrogen Finance Corporation, a wholly-owned subsidiary of the Partnership (“Finance Corporation” and collectively with the Partnership, the “Issuers”), issued $320.0 million of 6.5% second lien senior secured notes due 2021 (the “Notes”) to qualified institutional buyers and non-U.S. persons in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes bear interest at a rate of 6.5% per year, payable semi-annually in arrears commencing on October 15, 2013. The Notes will mature on April 15, 2021, unless repurchased or redeemed earlier in accordance with their terms. The Partnership used part of the net proceeds from the offering to repay in full and terminate the Second 2012 Credit Agreement and related interest rate swaps, and intends to use the remaining proceeds to pay for expenditures related to its expansion projects and for general partnership purposes. The payoff of the Second 2012 Credit Agreement resulted in a loss on debt extinguishment, for the three and six months ended June 30, 2013, of approximately $6.0 million.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Partnership’s existing domestic subsidiaries, other than Finance Corporation. In addition, the Notes and the guarantees thereof are collateralized by a second priority lien on substantially all of the Partnership’s and the guarantors’ assets, subject to permitted liens.

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

Additionally, the Borrowers are required to pay a fee to the lenders under the 2013 Credit Agreement on the average undrawn available portion of the Credit Facility at a rate equal to 0.50% per annum. The Borrowers must also pay a fee to the lenders under the 2013 Credit Agreement at a rate equal to the product of the average daily undrawn face amount of all letters of credit issued, guaranteed or supported by risk participation agreements multiplied by a per annum rate equal to the applicable margin with respect to LIBOR borrowings. The Borrowers are also required to pay customary letter of credit fees on issued letters of credit.

All of the Partnership’s existing subsidiaries guarantee, and certain of the Partnership’s future domestic subsidiaries will guarantee, the Partnership’s obligations pursuant to the 2013 Credit Agreement. The 2013 Credit Agreement, any hedging agreements issued by lenders under the 2013 Credit Agreement and the subsidiary guarantees are collateralized by the same collateral securing the Notes, which includes substantially all of the Partnership’s assets and all of the assets of its subsidiaries. After the occurrence and during the continuation of an event of default, proceeds of any collection, sale, foreclosure or other realization upon any collateral will be applied to repay obligations under the 2013 Credit Agreement and the subsidiary guarantees thereof to the extent secured by the collateral before any such proceeds are applied to repay obligations under the Notes, subject to a first lien cap (equal to the greater of $65 million or 20% of the Partnership’s consolidated net tangible assets (as defined in the Indenture governing the Notes), plus obligations in respect of the first-priority secured indebtedness and obligations under certain hedging agreements and cash management agreements).

The 2013 Credit Agreement will terminate on April 12, 2018. Any amounts still outstanding at that time will be immediately due and payable. The Borrowers may voluntarily prepay their utilization and/or permanently cancel all or part of the available commitments under the 2013 Credit Agreement in a minimum amount of $5.0 million. Amounts repaid may be reborrowed. Borrowings under the 2013 Credit Agreement will be subject to mandatory prepayment under certain circumstances, with customary exceptions, from the proceeds of permitted dispositions of assets and from certain insurance and condemnation proceeds.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 7 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Partnership’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted product sales in order to substantially fix gross margin on those product sales contracts. The Partnership may enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. The Partnership occasionally enters into index-price contracts for the purchase of natural gas. The Partnership elects the normal purchase normal sale exemption for these derivative instruments. As such, the Partnership does not recognize the unrealized gains or losses related to these derivative instruments in its financial statements. The Partnership has entered into multiple natural gas forward purchase contracts for various delivery dates through December 31, 2013. Commitments for natural gas purchases consist of the following:

	As of
	June 30, 2013	December 31, 2012
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	2,263	1,955
MMBtus under index-price contracts	175	143

Total MMBtus under contracts	2,438	2,098

Commitments to purchase natural gas	$9,397	$7,531
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$3.85	$3.59

During July 2013, the Partnership entered into fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through December 31, 2013. The total MMBtus associated with these additional forward purchase contracts are approximately 0.7 million and the total amount of the purchase commitments are approximately $2.7 million, resulting in a weighted average rate per MMBtu of approximately $3.66 in these new commitments. The Partnership is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

Contractual Obligations

•

On April 17, 2013, the Partnership entered into an engineering, procurement and construction contract (the “EPC Contract”) with Abeinsa Abener Teyma General Partnership (“Abeinsa”). The EPC Contract provides for Abeinsa to be the contractor on the Partnership’s power generation project at the Pasadena Facility. The value of the contract is approximately $25.0 million and the project is expected to be completed by the fourth quarter of 2014.

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 8 — Partners’ Capital and Partnership Distributions

The Partnership’s policy is to distribute all of the cash available for distribution which it generates each quarter. Cash available for distribution for each quarter will be determined by the board of directors (the “Board”) of the Partnership’s general partner (the “General Partner”) following the end of each quarter. The Partnership expects that cash available for distribution for each quarter will generally equal the cash it generates during the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations, and reserves for future operating or capital needs that the Board of the General Partner deems necessary or appropriate. The Partnership does not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in its quarterly distribution or otherwise to reserve cash for distributions, nor does it intend to incur debt to pay quarterly distributions. The Partnership has no legal obligation to pay distributions. Distributions are not required by the Partnership’s partnership agreement and the Partnership’s distribution policy is subject to change at any time at the discretion of the Board of the General Partner. Any distributions made by the Partnership to its unitholders will be done on a pro rata basis. At June 30, 2013, the Partnership had outstanding 154,750 unit-settled phantom units. Each phantom unit entitles the holder to payments in amounts equal to the amounts of any distributions made to an outstanding unit by the Partnership. Payments to outstanding phantom units are not subtracted from operating cash flow in the calculation of cash available for distribution, but the payments made to phantom unitholders are recorded as distributions for accounting purposes. For information on the declaration of cash distributions refer to Note 14 – Subsequent Events.

On February 14, 2013, the Partnership made a cash distribution to its common unitholders and payments to holders of phantom units for the period October 1, 2012 through and including December 31, 2012 of $0.75 per unit, or approximately $29.2 million in the aggregate. On May 15, 2013, the Partnership made a cash distribution to its common unitholders and payments to holders of phantom units for the period January 1, 2013 through and including March 31, 2013 of $0.50 per unit, or approximately $19.5 million in the aggregate.

Shelf Registration Statement

On April 4, 2013, the Partnership and Finance Corporation filed a shelf registration statement with the SEC, which allows the Partnership or any selling securityholder, from time to time, in one or more offerings, to offer and sell up to $500.0 million in aggregate initial offering price of common units or debt securities. The debt securities may be issued by the Partnership and co-issued by Finance Corporation, and may be guaranteed by one or more of the Partnership’s subsidiaries. Each subsidiary guarantor of the debt securities would be exempt from reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rule 12h-5 under the Exchange Act. The Partnership has no independent assets or operations, the guarantees of its subsidiary guarantors are joint and several and full and unconditional, subject to customary automatic release provisions. The Partnership’s subsidiaries other than its subsidiary guarantors are minor and there are no significant restrictions on the Partnership’s ability or the ability of any subsidiary guarantor to obtain funds from its subsidiaries.

Note 9 — Employee Benefit Plans

The Partnership made contributions of approximately $73,000 to its pension plans and payments to retirees of approximately $47,000 under its postretirement plan during the six months ended June 30, 2013 and expects to contribute approximately $36,000 to its pension plans and make payments to retirees of approximately $26,000 under its postretirement plan during the remainder of 2013.

The components of net periodic benefit cost are as follows:

	For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013
	Pension	Post- retirement	Pension	Post- retirement
	(in thousands)
Service cost	$29	$11	$69	$22
Interest cost	48	10	97	21
Expected return on plan assets	(65)	—	(130)	—
Amortization of prior service cost	—	5	—	11
Amortization of net gain	(3)	(3)	(3)	(7)

Net periodic pension costs	$9	$23	$33	$47

The Partnership had no defined benefit pension or postretirement benefit plans before the Agrifos Acquisition in November 2012.

Note 10 — Income Taxes

The Partnership and its subsidiaries are not directly subject to federal and state income taxes. Instead, their taxable income or loss is allocated to their individual partners or members. However, the Partnership and its subsidiaries are subject to Illinois replacement tax, Texas margin tax and California annual minimum franchise tax. For the three and six months ended June 30, 2013, Illinois replacement tax of approximately $24,000 and $67,000, respectively, and Texas margin tax of approximately $101,000 and $138,000, respectively, were recorded.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues
East Dubuque	$61,717	$70,643	$96,266	$109,116
Pasadena	42,239	—	67,254	—

Total revenues	$103,956	$70,643	$163,520	$109,116

Gross profit
East Dubuque	$37,493	$45,646	$56,239	$68,218
Pasadena	2,355	—	6,328	—

Total gross profit	$39,848	$45,646	$62,567	$68,218

Selling, general and administrative expense
East Dubuque	$1,097	$1,530	$2,442	$2,819
Pasadena	1,342	—	2,584	—

Total selling, general and administrative expense	$2,439	$1,530	$5,026	$2,819

Depreciation and amortization
East Dubuque	$33	$83	$106	$636
Pasadena	875	—	1,750	—

Total depreciation and amortization recorded in operating expenses	$908	$83	$1,856	$636

East Dubuque	2,450	3,229	4,682	5,141
Pasadena	1,030	—	1,457	—

Total depreciation and amortization recorded in cost of sales	$3,480	$3,229	$6,139	$5,141

Total depreciation and amortization	$4,388	$3,312	$7,995	$5,777

Other operating (income) expenses
East Dubuque	$(7)	$75	$8	$47
Pasadena	—	—	—	—

Total other operating (income) expenses	$(7)	$75	$8	$47

Operating income
East Dubuque	$36,370	$43,958	$53,683	$64,716
Pasadena	138	—	1,994	—

Total operating income	$36,508	$43,958	$55,677	$64,716

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Interest expense
East Dubuque	$—	$42	$—	$142
Pasadena	3	—	6	—

Total interest expense	$3	$42	$6	$142

Net income
East Dubuque	$36,044	$43,930	$53,314	$64,604
Pasadena	34	—	1,850	—

Total net income	$36,078	$43,930	$55,164	$64,604

Reconciliation of segment net income to consolidated net income:
Segment net income	$36,078	$43,930	$55,164	$64,604
Partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,462)	(2,354)	(4,616)	(3,655)
Partnership and unallocated income (expenses) recorded as other expense	(1,178)	232	(1,390)	232
Unallocated interest expense and loss on interest rate swaps	(4,019)	(580)	(5,730)	(580)
Income tax benefit	302	—	302	—

Consolidated net income	$28,721	$41,228	$43,730	$60,601

	As of June 30, 2013	As of December 31, 2012
	(in thousands)
Total assets
East Dubuque	$150,938	$125,100
Pasadena	221,524	191,279

Total assets	$372,462	$316,379

Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$372,462	$316,379
Partnership and other	117,260	60,266

Consolidated total assets	$489,722	$376,645

Partnership and unallocated expenses represent costs that relate directly to the Partnership or to the Partnership and its subsidiaries but are not allocated to a segment. Partnership and unallocated expenses recorded in selling, general and administrative expenses consist primarily of services from Rentech, Inc. (“Rentech”) for executive, legal, finance, accounting, human resources, and investor relations support in accordance with the services agreement between the Partnership and Rentech, accounting and tax fees, legal fees, unit-based compensation, taxes, board expense and certain insurance costs. Partnership and unallocated expenses recorded in other expense represent primarily loss on debt extinguishment partially offset by gain on fair value adjustment to earn-out consideration. Unallocated interest expense represents primarily interest expense on the Notes.

The Partnership sells substantially all of its products from its Pasadena Facility to distributors, and it does not have direct contact with the distributors’ customers, which are located primarily in the United States and Brazil. All revenues from the Pasadena Facility are from sales to United States based distributors.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

The following table sets forth the computation of basic and diluted net income per common unit (in thousands, except for per unit data).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$28,721	$41,228	$43,730	$60,601
Less: Income allocated to unvested units	115	—	194	—

Net income allocated to common unit holders	$28,606	$41,228	$43,536	$60,601

Denominator:
Weighted average common units outstanding	38,842	38,253	38,840	38,251
Effect of dilutive units:
Phantom units	57	26	70	21

Diluted units outstanding	38,899	38,279	38,910	38,272

Basic net income per common unit	$0.74	$1.08	$1.12	$1.58

Diluted net income per common unit	$0.74	$1.08	$1.12	$1.58

For the three months ended June 30, 2013 and 2012, no phantom units were excluded from the calculation of diluted net income per common unit. For the six months ended June 30, 2013 and 2012, 0 and 4,000 phantom units, respectively, were excluded from the calculation of diluted net income per common unit because their inclusion would have been anti-dilutive.

Note 13 — Related Parties

The Partnership, the General Partner and Rentech have entered into a services agreement, pursuant to which the Partnership and the General Partner obtain certain management and other services from Rentech. Under the services agreement, the Partnership, its subsidiaries and the General Partner are obligated to reimburse Rentech for (i) all costs, excluding share-based compensation, incurred by Rentech or its affiliates in connection with the employment of its employees who are seconded to the Partnership and who provide the Partnership services under the agreement on a full-time basis; (ii) a prorated share of costs, excluding share-based compensation, incurred by Rentech or its affiliates in connection with the employment of its employees, excluding seconded personnel, who provide the Partnership services under the agreement on a part-time basis, with such prorated share determined by Rentech on a commercially reasonable basis, based on the estimated percent of total working time that such personnel are engaged in performing services for the Partnership; (iii) a prorated share of certain administrative costs, in accordance with the agreement, including office costs, services by outside vendors, other general and administrative costs; and (iv) any taxes (other than income taxes, gross receipt taxes and similar taxes) incurred by Rentech or its affiliates for the services provided under the agreement. During the three months ended June 30, 2013 and 2012, Rentech, in accordance with the services agreement, billed the Partnership approximately $8.8 million and $4.6 million, respectively. During the six months ended June 30, 2013 and 2012, Rentech, in accordance with the services agreement, billed the Partnership approximately $12.8 million and $6.2 million, respectively.

Note 14 — Subsequent Events

On July 23, 2013, the Board of the General Partner declared a cash distribution to the Partnership’s common unitholders for the period April 1, 2013 through and including June 30, 2013 of $0.85 per unit, which will result in total distributions in the amount of approximately $33.2 million, including payments to phantom unitholders. The cash distribution will be paid on August 14, 2013 to unitholders of record at the close of business on August 7, 2013.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our plans, our industry, our expected revenues, our future profitability, our expected capital expenditures (including for maintenance or expansion projects and environmental expenditures) and the impact of such expenditures on our performance, and our operating costs. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors” in our Annual Report that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	our ability to make cash distributions on our common units;

•	the volatile nature of our business, our ability to remain profitable and the variable nature of our cash distributions;

•	a decline in demand for crops such as corn, soybeans, potatoes, cotton, canola, alfalfa and wheat or their prices or the use of nitrogen fertilizer for agricultural purposes;

•	adverse weather conditions, which can affect demand for, and delivery and production of, our products;

•	any interruption in the supply, or rise in the price levels, of natural gas, ammonia, sulfur, and other essential raw materials;

•

our ability to recover the costs of our raw materials through sales of products that follow the purchase of such raw materials, considering the volatility in the prices of our products and raw materials;

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

•	any loss of Interoceanic Corporation, or IOC, as a distributor of our ammonium sulfate fertilizer products or decline in sales volume or sales price of products sold through IOC;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	our ability and the associated cost to comply with laws and regulations regarding employee and process safety;

•	the risk associated with governmental policies affecting the agricultural industry;

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

Our Pasadena Facility is the largest producer of synthetic ammonium sulfate and the third largest overall producer of ammonium sulfate in North America. We believe that our ammonium sulfate has several characteristics that distinguish it from competing products. In general, the ammonium sulfate that is available for sale in our industry is a byproduct of other processes and does not have certain characteristics valued by customers such as consistent size and durability. Our ammonium sulfate is sized to the specifications that we believe are preferred by customers because it may more easily be blended with other fertilizer products for more consistent application. We also believe that our ammonium sulfate has a longer shelf-life, is more stable and is more easily transported and stored than many competing products.

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

RNPLLC Operations

The operations of RNPLLC, which owns the Pasadena Facility, are included in our historical results of operations only from the closing date of the Agrifos Acquisition, which was November 1, 2012. Our Pasadena Facility produces three products that we did not produce or sell before the Agrifos Acquisition: ammonium sulfate, ammonium thiosulfate and sulfuric acid. The Agrifos Acquisition also broadened the geographic area into which our products are sold. Upon the closing of the acquisition (i) general and administrative expenses as well as sales-related expenses increased due to the addition of RNPLLC’s operations, (ii) depreciation and amortization expenses increased due to the increase in fixed and intangible assets, which were recorded at fair value on the date of the Agrifos Acquisition, and (iii) interest expense increased due to the debt incurred to finance a significant portion of the purchase price for the Agrifos Acquisition. As a result, our results of operations for the periods prior to and after the closing date of the Agrifos Acquisition may not be comparable.

Expansion Projects

We have announced and commenced certain projects to expand our production and storage capacity, and are evaluating other potential projects to expand the production capabilities at our facilities. We have incurred, and will continue to incur significant costs and expenses for the construction and development of such projects. The costs and expenses of the expansion projects we have announced will be paid from proceeds of the Notes that we issued in April 2013, which have significantly increased our interest expense. We also expect our depreciation expense to increase as additional assets related to the projects are placed into service. As a result, our results of operations for periods prior to, during and after the construction of any expansion project may not be comparable.

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

FACTORS AFFECTING RESULTS OF OPERATIONS

Supply and Demand Factors

Our earnings and cash flow from operations are significantly affected by nitrogen fertilizer product prices, the prices of the inputs to our production processes, and the timing of product deliveries required by customers. The price at which we ultimately sell our nitrogen fertilizer products depends on numerous factors, including global and local supply and demand for nitrogen fertilizer products and global and local supply and demand for our key raw materials, many of which factors may be significantly affected by unpredictable weather patterns and the behavior of competitive suppliers. Due to the wet spring, there was a shortened planting season which resulted in our sale of lower volumes of ammonia, UAN and ammonium sulfate during the three months ended June 30, 2013, and higher levels of inventory at June 30, 2013. Prices of UAN deliveries were negatively impacted since we were not able to sell as much product at in-season premium prices. In addition, significant volumes of urea were exported from China and this supply suppressed urea and other nitrogen fertilizer prices. However, we believe the long-term nitrogen fundamentals remain strong. Several factors including favorable natural gas costs, population growth and farmer affordability of nitrogen contribute to a healthy outlook for nitrogen. Additionally, forecasters continue to believe that 90-plus million acres of corn are expected to be planted across the nation in the coming years, which should support good nitrogen demand.

Seasonality

Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on our sales. Our and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. The following table shows product tonnage (in thousands) shipped by our East Dubuque Facility by quarter for the six months ended June 30, 2013 and for each quarter in the years ended December 31, 2012, 2011 and 2010.

	2013	2012	2011	2010
Quarter ended March 31	110	92	89	86
Quarter ended June 30	144	160	213	206
Quarter ended September 30	n/a	180	125	181
Quarter ended December 31	n/a	133	145	167

Total Tons Shipped	254	565	572	640

We typically ship the highest volume of tons from our East Dubuque Facility during the spring planting season, which occurs during the quarter ending June 30 of each year, and the next highest volume of tons after the fall harvest during the quarter ending December 31 of each year. However, as reflected in the table above, the seasonal patterns may change substantially from year-to-year due to various circumstances, including timing of or changes in the weather. These seasonal increases and decreases in demand also can cause fluctuations in sales prices. In mild winter seasons with warmer weather, early planting may shift significant ammonia sales into the quarter ending March 31. Wet or cold weather during the normal spring application season can delay deliveries that would normally occur in the spring. Weather conditions can also affect the mix of demand for our products at various times in the year, as certain conditions favor the application of ammonia, while other conditions favor the application of UAN solution.

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

Since our Pasadena Facility has been producing and selling its current products only since 2011, we have much less experience with the seasonal patterns for its products, than we do for our East Dubuque Facility. However, we have observed significant seasonality and effects of weather on the timing of deliveries for its products. International sales from this facility partially offset this seasonal impact on its total revenues. Prices for ammonium sulfate and ammonium thiosulfate normally reach their highest in the spring, decrease in the summer, and increase again in the fall. We adjust the sales prices of these products seasonally in order to facilitate distribution of the products throughout the year. We operate the ammonium sulfate plant at our Pasadena Facility throughout the year to the extent that there is available storage capacity for this product. We have 60,000 tons of storage capacity for ammonium sulfate at the facility, and an arrangement with IOC that permits us to store 32,000 tons of ammonium sulfate at IOC-controlled terminals and temporary storage capacity on barges or rail cars as product is moved from our Pasadena Facility to IOC-controlled terminals. We manage the storage capacity by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity becomes insufficient, we would be forced to cease production of the product until such capacity becomes available. Our Pasadena Facility’s fertilizer products are sold both on the spot market for immediate delivery and, to a much lesser extent, under product prepayment contracts for future delivery at fixed prices. The amount of products we sell under product prepayment contracts is highly variable. The following table shows product tonnage (in thousands) shipped by our Pasadena Facility by quarter for the six months ended June 30, 2013.

2013
Quarter ended March 31	110
Quarter ended June 30	178
Quarter ended September 30	n/a
Quarter ended December 31	n/a

Total Tons Shipped	288

Revenues

We generate revenue primarily from sales of nitrogen fertilizer products. We generate revenue from sales of nitrogen fertilizer products manufactured at our East Dubuque Facility and used primarily in corn production. Our East Dubuque Facility produces ammonia, UAN, liquid and granular urea, nitric acid and carbon dioxide, or CO2, using natural gas as a feedstock. We also generate revenue from sales of nitrogen fertilizer products manufactured at our Pasadena Facility and used in the production of corn, soybeans, potatoes, cotton, canola, alfalfa and wheat. Our Pasadena Facility produces ammonium sulfate, sulfuric acid and ammonium thiosulfate. Revenues for our fertilizer products are seasonal based on the planting, growing and harvesting cycles of customers utilizing nitrogen fertilizer.

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

SELECTED FINANCIAL DATA

The following table includes selected summary financial data for the three and six months ended June 30, 2013 and 2012. The operations of our Pasadena Facility are included effective November 1, 2012. The data below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. The data below is in thousands, except for per unit data and on-stream factors.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
STATEMENTS OF INCOME DATA
Revenues	$103,956	$70,643	$163,520	$109,116
Cost of sales	$64,108	$24,997	$100,953	$40,898
Gross profit	$39,848	$45,646	$62,567	$68,218
Operating income	$34,046	$41,604	$51,061	$61,061
Other expense, net	$5,200	$376	$7,126	$460
Income before income taxes	$28,846	$41,228	$43,935	$60,601
Income tax expense	$125	$—	$205	$—
Net income	$28,721	$41,228	$43,730	$60,601
Net income per common unit – Basic	$0.74	$1.08	$1.12	$1.58
Net income per common unit – Diluted	$0.74	$1.08	$1.12	$1.58
Weighted-average units used to compute net income per common unit:
Basic	38,842	38,253	38,840	38,251
Diluted	38,899	38,279	38,910	38,272
FINANCIAL AND OTHER DATA
Adjusted EBITDA(1)	$38,434	$44,916	$59,056	$66,838
Cash available for distribution, per unit(1)	$0.85	$1.17	$1.35	$1.70
KEY OPERATING DATA
Products sold (tons):
Ammonia(2)	41	40	52	70
UAN(2)	59	92	120	126
Ammonium sulfate(3)	114	—	168	—
Products pricing (dollars per ton):
Ammonia(2)	$741	$695	$740	$686
UAN(2)	$360	$378	$330	$365
Ammonium sulfate(3)	$289	$—	$299	$—
Production (tons):
Ammonia(2)	76	77	150	155
UAN(2)	73	78	150	161
Ammonium sulfate(3)	124	—	251	—
Natural gas used in production(2):
Volume (MMBtu)	2,737	2,780	5,484	5,598
Pricing ($ per MMBtu)	$4.36	$3.12	$4.17	$3.67
Natural gas in cost of sales(2):
Volume (MMBtu)	2,763	3,026	4,416	4,868
Pricing ($ per MMBtu)	$4.12	$3.64	$4.06	$3.95
On-stream factors(4):
Ammonia(2)	100.0%	100.0%	100.0%	100.0%
UAN(2)	97.8%	100.0%	99.1%	100.0%
Ammonium sulfate(3) (5)	83.8%	—	82.9%	—

	As of June 30, 2013	As of December 31, 2012
BALANCE SHEET DATA
Cash and cash equivalents	$112,764	$55,799
Working capital	$121,345	$23,218
Construction in progress	$87,075	$61,147
Total assets	$489,722	$376,645
Credit facilities and term loan	$—	$193,290
Notes	$320,000	$—
Total long-term liabilities	$323,197	$192,961
Total partners’ capital	$105,549	$109,404

(1)	Adjusted EBITDA is defined as net income plus interest expense and other financing costs, loss on debt extinguishment, loss on interest rate swaps, income tax expense and depreciation and amortization, net of gain in fair value adjustment to earn-out consideration. We calculate cash available for distribution as used in this table as Adjusted EBITDA plus non-cash compensation expense and distribution of cash reserves, less the sum of maintenance capital expenditures not funded by financing proceeds, net interest expense and other debt service. Adjusted EBITDA and cash available for distribution are used as supplemental financial measures by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; and

•

our operating performance and return on invested capital compared to those of other publicly traded limited partnerships and other public companies, without regard to financing methods and capital structure.

Adjusted EBITDA and cash available for distribution should not be considered alternatives to net income, operating income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and cash available for distribution may have material limitations as performance measures because they exclude items that are necessary elements of our costs and operations. In addition, Adjusted EBITDA and cash available for distribution presented by other companies may not be comparable to our presentation, since each company may define these terms differently.

The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to net income for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$28,721	$41,228	$43,730	$60,601
Add:
Net interest expense	3,926	28	5,729	112
Loss on debt extinguishment	6,001	—	6,001	—
Gain on fair value adjustment to earn-out consideration	(4,823)	—	(4,611)	—
Loss on interest rate swaps	96	580	7	580
Income tax expense	125	—	205	—
Depreciation and amortization	4,388	3,312	7,995	5,777
Other	—	(232)	—	(232)

Adjusted EBITDA	$38,434	$44,916	$59,056	$66,838

The table below reconciles cash available for distribution to Adjusted EBITDA, both of which are non-GAAP financial measures, for the three months ended June 30, 2013.

(in thousands, except per unit data)
Adjusted EBITDA	$38,434
Plus: Non-cash compensation expense	523
Less: Maintenance capital expenditures (a)	(1,912)
Less: Net cash interest expense and debt service	(5,863)
Plus: Distribution of cash reserves for working capital	1,839

Cash available for distribution	$33,021

Cash available for distribution, per unit	$0.85
Common units outstanding	38,849

(a)	Excludes approximately $1.6 million of maintenance capital expenditures at our Pasadena Facility funded by debt.

(2)	Key operating data for the East Dubuque Facility.
(3)	Key operating data for the Pasadena Facility.
(4)	The respective on-stream factors for the ammonia, UAN and ammonium sulfate plant equal the total days the applicable plant operated in any given period, divided by the total days in that period.
(5)	The ammonium sulfate plant is typically out of service for 12 to 14 hours per week for regular maintenance.

Business Segments

Prior to the closing of the Agrifos Acquisition, we operated in only one business segment. After the closing of the Agrifos Acquisition, we operate in two business segments described below. The operations of the Pasadena Facility are included in our historical results of operations only from the date of the closing of the Agrifos Acquisition, which was November 1, 2012.

•	East Dubuque – The operations of the East Dubuque Facility, which produces primarily ammonia and UAN.

•	Pasadena – The operations of the Pasadena Facility, which produces primarily ammonium sulfate.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
East Dubuque	$61,717	$70,643	$96,266	$109,116
Pasadena	42,239	—	67,254	—

Total revenues	$103,956	$70,643	$163,520	$109,116

Gross profit:
East Dubuque	$37,493	$45,646	$56,239	$68,218
Pasadena	2,355	—	6,328	—

Total gross profit	$39,848	$45,646	$62,567	$68,218

Operating income:
East Dubuque	$36,370	$43,958	$53,683	$64,716
Pasadena	138	—	1,994	—

Total operating income	$36,508	$43,958	$55,677	$64,716

Net income:
East Dubuque	$36,044	$43,930	$53,314	$64,604
Pasadena	34	—	1,850	—

Total net income	$36,078	$43,930	$55,164	$64,604

Reconciliation of segment net income to consolidated net income:
Segment net income	$36,078	$43,930	$55,164	$64,604
Partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,462)	(2,354)	(4,616)	(3,655)
Partnership and unallocated expenses recorded as other expense	(1,178)	232	(1,390)	232
Unallocated interest expense and loss on interest rate swaps	(4,019)	(580)	(5,730)	(580)
Income tax benefit	302	—	302	—

Consolidated net income	$28,721	$41,228	$43,730	$60,601

Partnership and unallocated expenses represent costs that relate directly to the Partnership or to the Partnership and its subsidiaries but are not allocated to a segment. Partnership and unallocated expenses recorded in selling, general and administrative expenses consist primarily of unit-based compensation expense, services from Rentech for executive, legal, finance, accounting, human resources, and investor relations support in accordance with the services agreement, audit and tax fees, legal fees, certain insurance costs and board expenses. The increase in partnership and unallocated expenses recorded as selling, general and administrative expenses between the three months ended June 30, 2013 and 2012 was primarily due to an increase in business development expenses of approximately $0.1 million. The increase in partnership and unallocated expenses recorded as selling, general and administrative expenses between the six months ended June 30, 2013 and 2012 was primarily due to increases in business development expenses of approximately $0.2 million, debt related fees of approximately $0.2 million, and increases in unit-based compensation of approximately $0.1 million, audit and tax of approximately $0.1 million, and legal fees of approximately $0.1 million. The increase in partnership and unallocated expenses recorded as other expense between the three months ended June 30, 2013 and 2012 was primarily due to loss on debt extinguishment of approximately $6.0 million partially offset by gain on fair value adjustment to earn-out consideration of approximately $4.8 million. The increase in partnership and unallocated expenses recorded as other expense between the six months ended June 30, 2013 and 2012 was primarily due to loss on debt extinguishment of approximately $6.0 million partially offset by gain on fair value adjustment to earn-out consideration of approximately $4.6 million. Unallocated interest expense represents primarily interest expense on the Notes.

East Dubuque

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012:

Revenues

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
Product shipments	$61,726	$70,569	$96,193	$109,042
Other	(9)	74	73	74

Total revenues	$61,717	$70,643	$96,266	$109,116

	For the Three Months Ended June 30, 2013		For the Three Months Ended June 30, 2012
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product shipments:
Ammonia	41	$30,444	40	$27,907
UAN	59	21,119	92	34,795
Urea (liquid and granular)	15	7,538	9	6,134
CO2	24	838	15	486
Nitric acid	5	1,787	4	1,247
Other	N/A	(9)	N/A	74

Total	144	$61,717	160	$70,643

	For the Six Months Ended June 30, 2013		For the Six Months Ended June 30, 2012
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product shipments:
Ammonia	52	$38,490	70	$47,958
UAN	120	39,513	126	45,951
Urea (liquid and granular)	26	13,436	19	11,758
CO2	47	1,624	30	963
Nitric acid	9	3,130	7	2,412
Other	N/A	73	N/A	74

Total	254	$96,266	252	$109,116

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

Revenues were approximately $61.7 million for the three months ended June 30, 2013 compared to approximately $70.6 million for the three months ended June 30, 2012. The decrease was primarily the result of a decrease in UAN sales volume and price, partially offset by an increase in ammonia sales price. Revenues were approximately $96.3 million for the six months ended June 30, 2013 compared to approximately $109.1 million for the six months ended June 30, 2012. The decrease was primarily the result of a decrease in ammonia and UAN sales volumes and UAN sales price, partially offset by an increase in ammonia sales price.

The Midwestern region of the United States experienced wet weather during the spring 2013 planting season, which limited opportunities for farmers to apply UAN and which resulted in a decrease in UAN sales volume for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The wet 2013 spring season was also the reason for the decrease in ammonia and UAN sales volumes for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease in UAN sales volume due to the wet weather was partially mitigated by 2012 UAN sales which were postponed until the first quarter of 2013. During the fourth quarter of 2012, there were two unexpected outages at the ammonia plant at the East Dubuque Facility. Since ammonia is upgraded to produce UAN, the outages halted production of UAN, which delayed UAN sales until the first quarter of 2013.

The average sales prices per ton for the three months ended June 30, 2013 as compared with those of the three months ended June 30, 2012 were higher by approximately 7% for ammonia and lower by approximately 5% for UAN. These two products comprised approximately 84% and 89% of the product sales for the three months ended June 30, 2013 and 2012, respectively. The average sales prices per ton for the six months ended June 30, 2013 as compared with those of the six months ended June 30, 2012 were higher by approximately 8% for ammonia and lower by approximately 10% for UAN. These two products comprised approximately 81% and 86% of the product sales for the six months ended June 30, 2013 and 2012, respectively. The increase in ammonia prices was primarily due to expectations of lower levels of ammonia product available in the market. Due to the wet spring and abbreviated planting season, the UAN prices were negatively impacted since we were not able to sell as much product at in-season premium prices. In addition, significant volumes of urea were exported from China and this supply suppressed urea and other nitrogen fertilizer prices.

Cost of Sales

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Total cost of sales	$24,224	$24,997	$40,027	$40,898

Cost of sales was approximately $24.2 million for the three months ended June 30, 2013, compared to approximately $25.0 million for the three months ended June 30, 2012. Total cost of sales remained fairly flat between periods. Natural gas in cost of sales was $0.4 million higher in 2013 than in 2012 due to higher market prices for natural gas partially offset by lower volumes of natural gas as a result of lower UAN deliveries. Also increasing cost of sales were production inefficiencies resulting from being in the second year of the turnaround cycle and higher maintenance costs. Natural gas and labor costs comprised approximately 47% and 14%, respectively, of cost of sales on product shipments for the three months ended June 30, 2013, and approximately 44% and 16%, respectively, of cost of sales on product shipments for the three months ended June 30, 2012.

Cost of sales was approximately $40.0 million for the six months ended June 30, 2013, compared to approximately $40.9 million for the six months ended June 30, 2012. Total cost of sales remained fairly flat between periods. Natural gas in cost of sales was $1.3 million lower in 2013 than in 2012 due to lower volumes of natural gas as a result of lower ammonia deliveries, partially offset by higher market prices for natural gas. The decrease in natural gas in cost of sales was partially offset by production inefficiencies resulting from being in the second year of the turnaround cycle and higher maintenance costs. Natural gas and labor costs comprised approximately 45% and 14%, respectively, of cost of sales on product shipments for the six months ended June 30, 2013, and approximately 47% and 15%, respectively, of cost of sales on product shipments for the six months ended June 30, 2012.

Depreciation expense included in cost of sales was approximately $2.4 million and $3.2 million for the three months ended June 30, 2013 and 2012, respectively. Depreciation expense included in cost of sales was approximately $4.7 million and $5.1 million for the six months ended June 30, 2013 and 2012, respectively.

Gross Profit

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Total gross profit	$37,493	$45,646	$56,239	$68,218

Gross profit was approximately $37.5 million for the three months ended June 30, 2013 compared to approximately $45.6 million for the three months ended June 30, 2012. Gross profit margin was 61% for the three months ended June 30, 2013 as compared to 65% for the three months ended June 30, 2012. Gross profit margin can vary significantly from period to period due to changes in the prices of nitrogen fertilizer and natural gas, both of which are commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. In addition, there are certain fixed costs of operating our East Dubuque Facility that are recorded in cost of sales and whose impact on gross profit and gross margins varies as product sales volumes vary seasonally. The decrease in gross profit margin during the three months ended June 30, 2013 was primarily due to the effects of allocating such fixed costs to lower volumes of delivered product.

Gross profit was approximately $56.2 million for the six months ended June 30, 2013 compared to approximately $68.2 million for the six months ended June 30, 2012. Gross profit margin was 58% for the six months ended June 30, 2013 as compared to 63% for the six months ended June 30, 2012. The decrease in gross profit margin during the six months ended June 30, 2013 was primarily due to the effects of allocating fixed costs to lower volumes of delivered product.

Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Operating expenses:
Selling, general and administrative	$1,097	$1,530	$2,442	$2,819
Depreciation and amortization	33	83	106	636
Loss (gain) on disposal of property, plant and equipment	(7)	75	8	47

Total operating expenses	$1,123	$1,688	$2,556	$3,502

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1.1 million for the three months ended June 30, 2013, compared to approximately $1.5 million for the three months ended June 30, 2012. The decrease was primarily due to lower unused credit facility fees of approximately $0.2 million and legal expenses and other professional fess of approximately $0.1 million each. Selling, general and administrative expenses were approximately $2.4 million for the six months ended June 30, 2013, compared to approximately $2.8 million for the six months ended June 30, 2012. The decrease was primarily due to lower unused credit facility fees of approximately $0.3 million and legal expenses of approximately $0.1 million.

Depreciation and Amortization. Depreciation expense included in operating expense was approximately $0 for the three months ended June 30, 2013 compared to approximately $0.1 million for the three months ended June 30, 2012. The decrease was primarily due to certain software becoming fully depreciated. Depreciation expense included in operating expense was approximately $0.1 million for the six months ended June 30, 2013 compared to approximately $0.6 million for the six months ended June 30, 2012. This decrease was primarily due to the acceleration of depreciation in 2012 on an asset that was dismantled as part of the ammonia production and storage capacity expansion project and certain software becoming fully depreciated. A portion of depreciation expense is associated with assets supporting general and administrative functions and is recorded in operating expense. The majority of depreciation expense incurred is a manufacturing cost and is distributed between cost of sales and finished goods inventory, based on product volumes.

Operating Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Total operating income	$36,370	$43,958	$53,683	$64,716

Operating income was approximately $36.4 million for the three months ended June 30, 2013 compared to approximately $44.0 million for the three months ended June 30, 2012. Operating income was approximately $53.7 million for the six months ended June 30, 2013 compared to approximately $64.7 million for the six months ended June 30, 2012. The decreases were primarily due to lower revenues and higher cost of sales as a percentage of revenues partially offset by lower selling, general and administrative expenses and depreciation and amortization expense as described above.

Pasadena

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013:

The operations of the Pasadena Facility are included in our historical results of operations only from the closing date of the Agrifos Acquisition, which was November 1, 2012.

Revenues

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2013	2013
	(in thousands)
Total revenues	$42,239	$67,254

	For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	114	$32,959	168	$50,175
Sulfuric acid	39	3,828	80	7,893
Ammonium thiosulfate	25	4,667	40	7,561
Other	—	785	—	1,625

Total revenues	178	$42,239	288	$67,254

We generate revenue primarily from sales of nitrogen fertilizer products manufactured at our Pasadena Facility and used in the production of corn, soybeans, potatoes, cotton, canola, alfalfa and wheat. The facility produces ammonium sulfate, sulfuric acid and ammonium thiosulfate. Due to the wet spring, there was an abbreviated planting season which resulted in a lower than expected volume of ammonium sulfate being sold.

Cost of Sales

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2013	2013
	(in thousands)
Total cost of sales	$39,884	$60,926

Cost of sales primarily consists of expenses for ammonia, sulfur, labor and depreciation. Ammonia and sulfur collectively comprised approximately 68% of cost of sales for the three months ended June 30, 2013 while labor costs comprised approximately 5% of such cost of sales. Depreciation expense included in cost of sales was approximately $1.0 million. During the three months ended June 30, 2013, we incurred a write-down of ammonium sulfate inventory to market value of approximately $1.8 million due primarily to lower market prices of ammonium sulfate, in accordance with accounting guidance.

Ammonia and sulfur collectively comprised approximately 71% of cost of sales for the six months ended June 30, 2013 while labor costs comprised approximately 5% of such cost of sales. Depreciation expense included in cost of sales was approximately $1.5 million. During the six months ended June 30, 2013, we incurred a write-down of ammonium sulfate, sulfur and sulfuric acid inventory to market value of approximately $2.3 million due primarily to lower market prices of ammonium sulfate and sulfuric acid, in accordance with accounting guidance.

Gross Profit

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2013	2013
	(in thousands)
Total gross profit	$2,355	$6,328

Gross profit margin for the three and six months ended June 30, 2013 was 6% and 9%, respectively.

Operating Expenses

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2013	2013
	(in thousands)
Operating expenses:
Selling, general and administrative	$1,342	$2,584
Depreciation and amortization	875	1,750

Total operating expense	$2,217	$4,334

Operating expenses were primarily comprised of selling, general and administrative expense and depreciation expense.

Selling, General and Administrative Expenses. These expenses are for general administrative purposes at our Pasadena Facility, such as general management salaries and travel, legal, consulting, information technology, and banking fees. Selling, general and administrative expenses for the three and six months ended June 30, 2013 included approximately $0.1 million and $0.4 million, respectively, in integration related expenses.

Depreciation and Amortization. This amount represents amortization of the intangible assets. The depreciation expense relating to fixed assets is a manufacturing cost which is distributed between cost of sales and finished goods inventory, based on product volumes.

Operating Income

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2013	2013
	(in thousands)
Total operating income	$138	$1,994

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have historically been cash from operations, borrowing, and proceeds of our initial public offering. We expect to fund our operating needs, including expansion and maintenance capital expenditures, from operating cash flow and cash on hand, including the remaining proceeds from the offering of the Notes. We believe that our current and expected sources of liquidity will be adequate to fund these operating needs and the capital expenditures for projects that we have announced, for at least the next 12 months. With the remaining proceeds from the offering of the Notes, we intend to fund all of the remaining costs of the following projects: our ammonia production and storage capacity expansion project and our nitric acid project at our East Dubuque Facility; and our ammonium sulfate debottlenecking and production capacity project, the replacement of our sulfuric acid converter, and our power generation project at our Pasadena Facility. If we decide to undertake projects in addition to those listed here, we would need to raise additional capital.

Distributions

We intend to distribute to our unitholders all of the cash available for distribution we generate each quarter, which could materially impact our liquidity and limit our ability to grow and make acquisitions. Cash available for distribution for each quarter will be determined by the Board of our General Partner following the end of such quarter. We expect that cash available for distribution for each quarter will generally be calculated as the cash we generate during the quarter, less cash needed for maintenance capital expenditures not funded by capital proceeds, debt service and other contractual obligations. The Board may exercise its discretion to increase or decrease cash distributions compared to such calculation, which would have the effect of decreasing or increasing our cash reserves for future operating or capital needs as deemed appropriate for our projected liquidity needs by the Board of our General Partner. As a result of our quarterly distributions, our liquidity will be significantly affected, and we expect to finance substantially all of our growth externally, either with commercial bank borrowings or by debt issuances or additional issuances of equity. However, our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we may change our distribution policy at any time and from time to time.

On May 15, 2013, we made a cash distribution to our common unitholders and payments to holders of phantom units for the period January 1, 2013 through and including March 31, 2013 of $0.50 per unit or approximately $19.5 million in the aggregate.

On July 23, 2013, the Board of our General Partner declared a cash distribution to our common unitholders and payments to holders of phantom units for the period April 1, 2013 through and including June 30, 2013 of $0.85 per unit or approximately $33.2 million in the aggregate. The cash distribution will be paid on August 14, 2013 to unitholders of record at the close of business on August 7, 2013.

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

On April 12, 2013, we issued the Notes and entered into the 2013 Credit Agreement. For a description of the terms of the Notes and the 2013 Credit Agreement, see Note 6 to the consolidated financial statements included in this report.

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

Our maintenance capital expenditures for our East Dubuque Facility totaled approximately $3.4 million and $3.7 million in the six months ended June 30, 2013 and 2012, respectively. Our maintenance capital expenditures funded from operating cash flow for our East Dubuque Facility are expected to be approximately $8.4 million for the year ending December 31, 2013. Our expansion capital expenditures for our East Dubuque Facility totaled approximately $19.9 million and $26.9 million in the six months ended June 30, 2013 and 2012, respectively. Our expansion capital expenditures for our East Dubuque Facility are expected to be approximately $55.0 million for the year ending December 31, 2013 and are expected to be related to our ammonia production and storage capacity expansion project and our nitric acid project.

Our maintenance capital expenditures for our Pasadena Facility totaled approximately $2.4 million in the six months ended June 30, 2013. Our maintenance capital expenditures for our Pasadena Facility are expected to be approximately $7.0 million for the year ending December 31, 2013 of which approximately $5.2 million will be funded by proceeds from the Notes and approximately $1.8 million will be funded from operating cash flow. This amount excludes the expected cost to replace the sulfuric acid converter, which will be maintenance capital funded by proceeds from the Notes. We intend to begin this project during the third quarter of 2013, and to complete it during 2014 for an estimated total cost of approximately $17.0 million, with approximately 60% of that cost to be expended in 2013. Our expansion capital expenditures for our Pasadena Facility totaled approximately $9.2 million in the six months ended June 30, 2013. Our expansion capital expenditures for our Pasadena Facility are expected to be approximately $22.0 million for the year ending December 31, 2013 for expenditures related to the ammonium sulfate debottlenecking and production capacity project and the power generation project. These projects are expected to cost $6 million and $30 million, respectively, to be expended during 2013 and 2014.

CASH FLOWS

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$22,614	$52,853
Investing activities	(33,702)	(28,488)
Financing activities	68,053	(24,760)

Net increase (decrease) in cash and cash equivalents	$56,965	$(395)

Operating Activities

Revenues were approximately $163.5 million for the six months ended June 30, 2013 compared to approximately $109.1 million for the six months ended June 30, 2012. The increase in revenue for the six months ended June 30, 2013 was primarily due to the Agrifos Acquisition. Deferred revenue decreased approximately $9.3 million during the six months ended June 30, 2013, versus a decrease of approximately $12.8 million during the six months ended June 30, 2012. The decrease during both periods was due to seasonality, as product shipments on spring product prepayment contracts are typically made during the quarter ended June 30 of each year. The decrease for the six months ended June 30, 2013 was partially offset by an increase of approximately $7.8 million at our Pasadena Facility.

Net cash provided by operating activities for the six months ended June 30, 2013 was approximately $22.6 million. We had net income of $43.7 million for the six months ended June 30, 2013. Inventories increased by approximately $24.8 million during this period, which was due to lower than normal sales volume during the second quarter of 2013, as discussed in revenues above.

Net cash provided by operating activities for the six months ended June 30, 2012 was approximately $52.9 million. We had net income of $60.6 million for the six months ended June 30, 2012. Accounts receivable increased by approximately $3.0 million during the six months ended June 30, 2012. The increase in accounts receivable was due to a balance at December 31, 2011 that was lower than normal, caused by the turnaround in fall 2011 that lasted longer than normal turnarounds, resulting in less product available for sale during the three months ended December 31, 2011. Inventories increased by approximately $3.1 million during the six months ended June 30, 2012, which was due to normal seasonality and the turnaround in fall 2011 that lasted longer than normal turnarounds, resulting in lower inventory levels at December 31, 2011.

Investing Activities

Net cash used in investing activities was approximately $33.7 million and $28.5 million, respectively, for the six months ended June 30, 2013 and 2012. Net cash used in investing activities for the six months ended June 30, 2013 was primarily related to the ammonia production and storage capacity expansion project at our East Dubuque Facility, and the ammonium sulfate debottlenecking and production capacity project and the power generation project at our Pasadena Facility. Net cash used in investing activities for the six months ended June 30, 2012 was due to various expansion projects at our East Dubuque Facility, including the ammonia production and storage capacity expansion project.

Financing Activities

Net cash provided by (used in) financing activities was approximately $68.1 million and ($24.8 million), respectively, for the six months ended June 30, 2013 and 2012. During the six months ended June 30, 2013, we issued the Notes for $320.0 million and paid off the Second 2012 Credit Agreement in the amount of approximately $205.0 million. We also made distributions of approximately $48.7 million. During the six months ended June 30, 2012, RNLLC entered into the First 2012 Credit Agreement and borrowed approximately $20.2 million. We also made distributions of approximately $40.7 million.

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

•

Our obligations under natural gas forward purchase contracts increased by approximately $1.8 million to approximately $9.4 million. As of June 30, 2013, the natural gas forward purchase contracts included delivery dates through December 31, 2013. During July 2013, we entered into additional fixed quantity forward purchase contracts at fixed and indexed prices for various delivery dates through December 31, 2013. The total MMBtus associated with these additional forward purchase contracts are approximately 0.7 million and the total amount of the purchase commitments are approximately $2.7 million, resulting in a weighted average rate per MMBtu of $3.66. We are required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

•

Purchase obligations increased by approximately $23.7 million to approximately $42.1 million as measured by the total amount of open purchase orders. The increase is primarily due to the ammonia production and storage capacity expansion project at our East Dubuque Facility and the power generation project at our Pasadena Facility.

•

On April 17, 2013, we entered into the EPC Contract with Abeinsa. The EPC Contract provides for Abeinsa to be the contractor on our power generation project at our Pasadena Facility. The value of the contract is approximately $25.0 million and the project is expected to be completed by the fourth quarter of 2014.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 2 to the consolidated financial statements, “Recent Accounting Pronouncements,” included in Part I of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We may be exposed to interest rate risks related to the 2013 Credit Agreement. Borrowings under the 2013 Credit Agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is two business days prior to the first day of such interest period. If we maintain a secured leverage ratio of less than 1.75:1 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 Credit Agreement is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. If we maintain a secured leverage ratio equal or greater than 1.75:1 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 Credit Agreement is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR borrowings. As of the date of this report, we had no outstanding borrowings under the 2013 Credit Agreement. Assuming the entire $35.0 million was outstanding under the 2013 Credit Agreement, an increase or decrease of 100 basis points in the LIBOR rates would result in an increase or decrease in annual interest expense of approximately $0.4 million.

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

Our Pasadena Facility is exposed to significant market risk due to potential changes in prices for fertilizer products, and for ammonia, sulfuric acid and sulfur. Ammonia and sulfuric acid are the primary raw materials used in the production of ammonium sulfate which is the primary product manufactured at our Pasadena Facility. Sulfur is the primary raw material used in the production of sulfuric acid, which our Pasadena Facility produces for both internal consumption in the production of ammonium sulfate and for sales to third parties. During the six months ended June 30, 2013, approximately 97% of the sulfuric acid used in our Pasadena Facility’s production of ammonium sulfate was produced at our Pasadena Facility. We purchase a substantial portion of our ammonia and sulfur for use in our Pasadena Facility for prices based on market indices. The market price of ammonium sulfate is affected by changes in the prices of commodities such as soybeans, potatoes, cotton, canola, alfalfa, corn, wheat, ammonia and sulfur as well as by supply and demand for ammonium sulfate and other nitrogen fertilizers, and by other factors such as the price of its other inputs. The margins on the sale of ammonium sulfate fertilizer products are relatively low. If our costs to produce ammonium sulfate fertilizer products increase and the prices at which we sell these products do not correspondingly increase, our profits from the sale of these products may decrease and we may suffer losses on these sales. If the price of our products falls rapidly, we may not be able to recover the costs of our raw materials inventory that was purchased at an earlier time when commodity prices were at higher levels. A hypothetical increase of $10.00 per ton of ammonia would increase the cost to produce one ton of ammonium sulfate by approximately $2.50. A hypothetical increase of $10.00 per ton of sulfur would also increase the cost to produce one ton of ammonium sulfate by approximately $2.50.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS.

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH NITROGEN PARTNERS, L.P. BY: RENTECH NITROGEN GP, LLC, ITS GENERAL PARTNER

Dated: August 8, 2013	/s/ D. Hunt Ramsbottom

D. Hunt Ramsbottom,
Chief Executive Officer and Director of Rentech Nitrogen GP, LLC

Dated: August 8, 2013	/s/ Dan J. Cohrs

Dan J. Cohrs
Chief Financial Officer of Rentech Nitrogen GP, LLC