Form 10-Q
period 2013-09-30
Rentech Nitrogen Partners, L.P.
filed 2013-11-07
CIK 1525998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, the registrant had 38,850,089 common units outstanding.

RENTECH NITROGEN PARTNERS, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	As of
	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$85,321	$55,799
Accounts receivable	23,945	9,705
Inventories	36,126	27,140
Prepaid expenses and other current assets	5,181	2,228
Other receivables, net	213	2,626

Total current assets	150,786	97,498

Property, plant and equipment, net	129,697	128,340

Construction in progress	113,372	61,147

Other assets
Goodwill	27,202	56,592
Intangible assets	23,463	26,185
Debt issuance costs	8,694	6,458
Other assets	363	425

Total other assets	59,722	89,660

Total assets	$453,577	$376,645

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$12,459	$15,144
Payable to general partner	3,287	4,247
Accrued liabilities	18,342	14,271
Deferred revenue	33,989	29,660
Credit facilities and term loan	—	7,750
Accrued interest	9,745	142
Asset retirement obligation	2,469	2,776
Other	—	290

Total current liabilities	80,291	74,280

Long-term liabilities
Notes	320,000	—
Credit facilities and term loan, net of current portion	—	185,540
Earn-out consideration	—	4,920
Other	2,919	2,501

Total long-term liabilities	322,919	192,961

Total liabilities	403,210	267,241

Commitments and contingencies (Note 9)
Partners’ Capital:
Common unitholders — 38,849 and 38,839 units issued and outstanding at September 30, 2013 and December 31, 2012, respectively	50,198	109,238
Accumulated other comprehensive income	169	166
General partner’s interest	—	—

Total partners’ capital	50,367	109,404

Total liabilities and partners’ capital	$453,577	$376,645

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Operations

(Amounts in thousands, except per unit data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Revenues	$93,279	$60,112	$256,799	$169,228
Cost of sales	76,459	25,077	177,412	65,975

Gross profit	16,820	35,035	79,387	103,253

Operating expenses
Selling, general and administrative expense	4,080	5,508	13,722	11,982
Depreciation and amortization	1,018	90	2,874	726
Loss on goodwill impairment	30,029	—	30,029	—
Other	28	237	36	284

Total operating expenses	35,155	5,835	46,661	12,992

Operating income (loss)	(18,335)	29,200	32,726	90,261

Other income (expense), net
Interest expense	(3,996)	(39)	(9,725)	(181)
Loss on debt extinguishment	—	—	(6,001)	—
Gain on fair value adjustment to earn-out consideration	309	—	4,920	—
Other expense, net	—	(313)	(7)	(632)

Total other expenses, net	(3,687)	(352)	(10,813)	(813)

Income (loss) before income taxes	(22,022)	28,848	21,913	89,448
Income tax expense	233	—	438	—

Net income (loss)	$(22,255)	$28,848	$21,475	$89,448

Basic net income (loss) per common unit allocated to common unit holders	$(0.57)	$0.75	$0.54	$2.34

Diluted net income (loss) per common unit allocated to common unit holders	$(0.57)	$0.75	$0.54	$2.34

Weighted-average units used to compute net income (loss) per common unit:
Basic	38,849	38,260	38,843	38,254

Diluted	38,849	38,292	38,934	38,259

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Net income (loss)	$(22,255)	$28,848	$21,475	$89,448

Other comprehensive income (loss):
Pension and postretirement plan adjustments	(5)	—	3	—

Other comprehensive income (loss)	(5)	—	3	—

Comprehensive income (loss)	$(22,260)	$28,848	$21,478	$89,448

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statement of Partners’ Capital

(Amounts in thousands)

	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive Income	General Partner	Total Partners’ Capital
	(Unaudited)
Balance, December 31, 2012	38,839	$109,238	$166	$—	$109,404
Common units	10	—	—	—	—
Distributions to common unitholders – affiliates	—	(48,825)	—	—	(48,825)
Distributions to common unitholders – non-affiliates	—	(33,075)	—	—	(33,075)
Unit-based compensation expense	—	1,385	—	—	1,385
Net income	—	21,475	—	—	21,475
Other comprehensive income	—	—	3	—	3

Balance, September 30, 2013	38,849	$50,198	$169	$—	$50,367

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities
Net income	$21,475	$89,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,381	9,456
Utilization of spare parts	2,018	763
Write-down of inventory	7,334	—
Non-cash interest expense	734	173
Loss on goodwill impairment	30,029	—
Loss on debt extinguishment	6,001	—
(Gain) loss on interest rate swaps	(17)	903
Unit-based compensation	1,385	2,271
Other	(140)	57
Changes in operating assets and liabilities:
Accounts receivable	(14,240)	1,242
Other receivables	2,413	6
Inventories	(16,204)	(1,326)
Deposits on gas contracts	—	2,807
Prepaid expenses and other current assets	(2,098)	(379)
Accounts payable	(4,294)	1,489
Deferred revenue	4,329	5,584
Accrued interest	7,472	—
Accrued liabilities, accrued payroll and other	(7,338)	2,712

Net cash provided by operating activities	51,240	115,206

Cash flows from investing activities
Purchase of property, plant, equipment and construction in progress	(56,500)	(41,242)
Other items	(94)	(372)

Net cash used in investing activities	(56,594)	(41,614)

Cash flows from financing activities
Proceeds from issuance of notes	320,000	—
Proceeds from credit facilities and term loan	15,600	26,990
Payments to retire credit facility	(205,015)	—
Proceeds from bridge loan from parent	—	5,860
Payment of bridge loan to parent	—	(5,860)
Payments on term loan	(3,875)	—
Payment of debt issuance costs	(8,962)	(2,793)
Payments on notes payable for financed insurance premiums	—	(1,000)
Payment of bridge loan fee to parent, net	—	(200)
Payment of offering costs	(972)	(245)
Distributions to common unitholders – affiliates	(48,825)	(51,848)
Distributions to common unitholders – non-affiliates	(33,075)	(33,845)

Net cash provided by (used in) financing activities	34,876	(62,941)

Increase in cash	29,522	10,651
Cash and cash equivalents, beginning of period	55,799	44,836

Cash and cash equivalents, end of period	$85,321	$55,487

The following effects of certain non-cash investing and financing activities were excluded from the statements of cash flows for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$13,957	$5,438

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech Nitrogen Partners, L.P. (the “Partnership”) and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of September 30, 2013, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the calendar year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2013 (the “Annual Report”).

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

Fair values of cash, receivables, deposits, other current assets, accounts payable, accrued liabilities and other current liabilities were assumed to approximate carrying values for these financial instruments since they are short term in nature or they are receivable or payable on demand. These items meet the definition of Level 1 financial instruments as defined in Note 4 – Fair Value.

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

The final purchase price of the Agrifos Acquisition, as defined in Note 3– Agrifos Acquisition, and the allocation thereof will not be known until the final working capital and other adjustments are completed. The Partnership will finalize the accounting for the Agrifos Acquisition within one year of the acquisition date.

The Partnership has evaluated events occurring between September 30, 2013 and the date of these financial statements to ensure that such events are properly reflected in these statements.

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

Note 3 — Agrifos Acquisition

The Partnership adjusted the preliminary purchase price related to its acquisition on November 1, 2012 of Agrifos LLC (the “Agrifos Acquisition”). The adjusted preliminary purchase price consisted of the following (amounts in thousands):

Cash (through borrowings under the Second 2012 Credit Agreement) less working capital adjustments	$136,308
Fair market value of 538,793 Common Units issued	20,000
Estimate of potential earn-out consideration(1)	4,920

Total adjusted preliminary purchase price	$161,228

(1)	The amount of earn-out consideration reflected in the table above reflects the Partnership’s estimate, as of November 1, 2012, of the amount of the earn-out consideration it will be required to pay pursuant to the Purchase Agreement, as defined in Note 4 – Fair Value. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations. As of September 30, 2013, the fair value of the potential earn-out consideration was $0.

The Partnership’s adjusted preliminary purchase price allocation as of November 1, 2012 is as follows (amounts in thousands):

Cash	$2,622
Accounts receivable	3,204
Inventories	30,373
Prepaid expenses and other current assets	566
Property, plant and equipment	68,688
Construction in progress	7,011
Intangible assets (Technology—$23,680 and Marketing Agreement—$3,088)	26,768
Goodwill	57,231
Other assets	73
Accounts payable	(10,638)
Accrued liabilities	(6,640)
Customer deposits	(13,301)
Asset retirement obligation	(2,776)
Other long-term liabilities	(1,953)

Total adjusted preliminary purchase price	$161,228

During the nine months ended September 30, 2013, the Partnership and the seller finalized the working capital adjustments which resulted in an increase in the preliminary purchase price of approximately $0.3 million. The working capital adjustments receivable was recorded separately from the purchase price allocation shown above. The finalization and recording of the cash receipt resulted in cash increasing by approximately $2.2 million and other receivables decreasing by approximately $2.5 million. During the nine months ended September 30, 2013, the Partnership recognized adjustments to the preliminary purchase price allocation with an increase in fair value to goodwill of approximately $0.6 million and accrued liabilities of approximately $0.3 million. The Partnership will finalize the accounting for the Agrifos Acquisition during the fourth quarter of 2013.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Pro Forma Information

The unaudited pro forma information has been prepared as if the Agrifos Acquisition had taken place on January 1, 2012. The unaudited pro forma information is not necessarily indicative of the results that the Partnership would have achieved had the transactions actually taken place on January 1, 2012, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	For the Nine Months Ended September 30, 2012
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$169,228	$119,916	$289,144
Net income	$89,448	$(3,805)	$85,643
Basic and diluted net income per common unit	$2.34	$(0.13)	$2.21

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

A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Partnership classifies fair value balances based on the fair value hierarchy, defined as follows:

•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Partnership has the ability to access as of the reporting date.

•	Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

The following table presents the financial instruments that require fair value disclosure as of September 30, 2013.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Notes	$319,002	$—	$—	$320,000

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

Notes

The Notes, as defined in Note 8 – Debt, are deemed to be Level 1 financial instruments because there was an active market for such debt. The fair value of such debt had been determined based on market prices.

Credit Facilities and Term Loan

The credit facilities and term loan were deemed to be Level 2 financial instruments because the measurement was based on observable market data. The Partnership used part of the proceeds from the offering of the Notes to repay in full and terminate the Second 2012 Credit Agreement, as defined in Note 8 – Debt, and related interest rate swaps.

Interest Rate Swaps

The interest rate swaps were deemed to be Level 2 financial instruments because the measurements were based on observable market data. The Partnership used a standard swap contract valuation method to value its interest rate derivatives, and the inputs it used for present value discounting included forward one-month and three-month LIBOR rates, risk-free interest rates and an estimate of credit risk. The change in fair value was recorded in other expense, net on the consolidated statement of operations. The realized loss represents the cash payments required under the interest rate swaps.

Net gain (loss) on interest rate swaps:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Realized loss	$—	$(4)	$(24)	$(4)
Unrealized gain (loss)	—	(323)	17	(903)

Total net loss on interest rate swaps	$—	$(327)	$(7)	$(907)

The Partnership paid approximately $912,000 to terminate the interest rate swaps as described above.

Earn-out Consideration

The earn-out consideration relates to potential additional consideration the Partnership may be required to pay under the Membership Interest Purchase Agreement (the “Purchase Agreement”) relating to the Agrifos Acquisition. The earn-out consideration is deemed to be a Level 3 financial instrument because the measurement is based on unobservable inputs. The fair value of earn-out consideration was determined based on the Partnership’s analysis of various scenarios involving the achievement of certain levels of Adjusted EBITDA, as defined in the Purchase Agreement, over a two year period. The scenarios, which included a weighted probability factor, involved assumptions relating to the market prices of the Partnership’s products and feedstocks, as well as product profitability and production. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations. For the three and nine months ended September 30, 2013, the fair value of the liability decreased by approximately $0.3 million and $4.9 million, respectively. At September 30, 2013, the fair value of the potential earn-out consideration relating to the Agrifos Acquisition was $0. The decrease in fair value was a result of lower than expected profitability in 2013 due primarily to unfavorable weather and increased Chinese exports, as well as a reduced outlook for longer-term profitability due to reduced levels of nitrogen fertilizer prices. Due to an unusually wet spring, there was a shortened planting season which resulted in lower ammonium sulfate revenues during the nine months ended September 30, 2013. In addition, significant volumes of urea were exported from China and this supply suppressed global urea and other nitrogen fertilizer prices.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The levels within the fair value hierarchy at which the Partnership’s financial instruments have been evaluated have not changed for any of the Partnership’s financial instruments during the three and nine months ended September 30, 2013.

Note 5 — Inventories

Inventories consisted of the following:

	As of
	September 30, 2013	December 31, 2012
	(in thousands)
Finished goods	$32,760	$21,756
Raw materials	3,174	5,269
Other	192	115

Total inventory	$36,126	$27,140

During the three months ended September 30, 2013, the Partnership incurred an approximate $5.0 million write-down of ammonium sulfate inventory to market value due to lower market prices of ammonium sulfate, in accordance with accounting guidance. During the nine months ended September 30, 2013, the Partnership incurred an approximate $7.3 million write-down of ammonium sulfate, sulfur and sulfuric acid inventory to market value due primarily to lower market prices of ammonium sulfate, in accordance with accounting guidance.

Note 6 — Property, Plant and Equipment and Construction in Progress

Property, plant and equipment consisted of the following:

	As of
	September 30, 2013	December 31, 2012
	(in thousands)
Land and land improvements	$22,370	$22,386
Buildings and building improvements	22,838	22,149
Machinery and equipment	144,876	134,979
Furniture, fixtures and office equipment	232	232
Computer equipment and computer software	3,195	2,675
Vehicles	186	186
Conditional asset (asbestos removal)	210	210

	193,907	182,817
Less accumulated depreciation	(64,210)	(54,477)

Total property, plant and equipment, net	$129,697	$128,340

The construction in progress balance at September 30, 2013 of approximately $113.4 million, which includes $4.0 million of capitalized interest costs, represents primarily the costs associated with the ammonia production and storage capacity expansion project.

Note 7 — Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2012 – Pasadena	$56,592
Increase attributable to Pasadena	639
Goodwill impairment – Pasadena	(30,029)

Balance at September 30, 2013	$27,202

The Partnership tests goodwill for impairment annually, or more often if an event or circumstances indicates an impairment may have occurred. The inventory impairment (see Note 5 – Inventories), negative gross margin and EBITDA in the three months ended September 30, 2013 and revised cash flow projections developed during the three months ended September 30, 2013 indicated that an impairment of the goodwill related to the Pasadena Facility was probable.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Ammonium sulfate is the primary product of the Pasadena Facility. Results for the three and nine months ended September 30, 2013 and our projections of future cash flow from the production and sale of this product are worse than the results originally projected in late 2012, when the Partnership acquired Agrifos. The expected results and cash flows as of 2012 were utilized to allocate the purchase price of the Agrifos Acquisition, as described in Note 3 – Agrifos Acquisition. The primary cause of the reduction in the estimated fair value of the Pasadena reporting unit is the decline in the cash flow expected to be generated from the sale of ammonium sulfate, compared to the expectations at the time of the acquisition. A major cause of the lower expected cash flows is a decline in the level of prices, and expected prices, for nitrogen fertilizer caused by, among other things, lower corn prices, poor weather conditions for fertilizer application throughout the United States in 2013 and increased supply of urea from China.

Factors that affect cash flows include, but are not limited to, product prices; product sales volumes; feedstock prices and availability; labor, maintenance, and other operating costs; required capital expenditures, and plant productivity. The Pasadena Facility generated negative EBITDA during the three months ended September 30, 2013, and is expected to generate negative EBITDA in the three months ended December 31, 2013. EBITDA is currently expected to be positive in 2014, but the current projection is well below the projection at the time of the acquisition, and is based on current and projected levels of prices for the products of, and inputs for, the Pasadena Facility. Current and projected prices for the products and inputs are below the levels at the time of the acquisition, yielding expectations for lower variable dollar margins per ton of product, even though percentage margins are expected to be consistent with those at the time of the acquisition because the prices of ammonium sulfate and its major raw materials have dropped by similar percentages. Lower dollar variable margins provide fewer dollars per ton sold to cover the fixed costs of the facility, resulting in reduced expectations of cash generated by the facility in a lower-price environment. In addition, the Pasadena Facility’s production has been lower than expected due to plant outages, and costs have been higher than expected due to higher maintenance expense.

The analysis of the potential impairment of goodwill is a two step process. Step one of the impairment test consists of comparing the fair value of the reporting unit with the aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment. Step one of the goodwill impairment test involves a high degree of judgement and consists of a comparison of the fair value of a reporting unit with its book value. The fair value of the Pasadena reporting unit is based upon various assumptions and is based on the discounted cash flows that the business can be expected to generate in the future (the “Income Approach”). The Income Approach valuation method requires the Company to make projections of revenue and operating costs over a multi-year period. Additionally, the Partnership made an estimate of a weighted average cost of capital that a market participant would use as a discount rate. Based upon its analysis of the value of the Pasadena reporting unit using the Income Approach, the Partnership believes it is probable that the Pasadena reporting unit had a carrying value in excess of its fair value at September 30, 2013. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in accounting guidance.

Step two of the goodwill impairment test consists of comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. Determining the implied fair value of goodwill requires the valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date, or September 30, 2013 in this case. The valuation of assets and liabilities in step two is performed only for purposes of assessing goodwill for impairment and the Partnership did not adjust the net book value of the assets and liabilities on its balance sheet other than goodwill as a result of this process. The estimated difference between fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill. The goodwill impairment charge of $30.0 million is the difference between the $57.2 million carrying amount of goodwill and the $27.2 million implied value of goodwill upon the completion of step two.

Significant effort is required to determine the implied fair value of a reporting unit’s goodwill in step two of the goodwill impairment test and although the Partnership is unable to fully complete the process before filing this report, the $30.0 million impairment is its best estimate of the probable loss which will be finalized in the fourth quarter of 2013.

Note 8 — Debt

First and Second 2012 Credit Agreements

On February 28, 2012, RNLLC entered into a credit agreement (the “First 2012 Credit Agreement”). The First 2012 Credit Agreement consisted of (i) a $100.0 million multiple draw term loan, and (ii) a $35.0 million revolving facility.

On October 31, 2012, RNLLC, the Partnership, RNPLLC and certain subsidiaries of RNPLLC entered into a new credit agreement (the “Second 2012 Credit Agreement”). The Second 2012 Credit Agreement amended, restated and replaced the First 2012 Credit Agreement. The Second 2012 Credit Agreement consisted of (i) a $110.0 million multiple draw term loan to be used by the Partnership and its subsidiaries for expansion projects and general partnership purposes, (ii) a $155.0 million term loan to fund the Agrifos Acquisition and (iii) the $35.0 million revolving credit facility.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Notes Offering

On April 12, 2013, the Partnership and Rentech Nitrogen Finance Corporation, a wholly-owned subsidiary of the Partnership (“Finance Corporation” and collectively with the Partnership, the “Issuers”), issued $320.0 million of 6.5% second lien senior secured notes due 2021 (the “Notes”) to qualified institutional buyers and non-U.S. persons in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes bear interest at a rate of 6.5% per year, payable semi-annually in arrears with the first interest payment due on October 15, 2013. The Notes will mature on April 15, 2021, unless repurchased or redeemed earlier in accordance with their terms. The Partnership used part of the net proceeds from the offering to repay in full and terminate the Second 2012 Credit Agreement and related interest rate swaps, and intends to use the remaining proceeds to pay for expenditures related to its expansion projects and for general partnership purposes. The payoff of the Second 2012 Credit Agreement resulted in a loss on debt extinguishment, for the nine months ended September 30, 2013, of approximately $6.0 million.

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

Additionally, the Borrowers are required to pay a fee to the lenders under the 2013 Credit Agreement on the average undrawn available portion of the Credit Facility at a rate equal to 0.50% per annum. The Borrowers must also pay a fee to the lenders under the 2013 Credit Agreement at a rate equal to the product of the average daily undrawn face amount of all letters of credit issued, guaranteed or supported by risk participation agreements multiplied by a per annum rate equal to the applicable margin with respect to LIBOR borrowings, plus all customary letter of credit fees on issued letters of credit.

All of the Partnership’s existing subsidiaries (other than Finance Corporation) guarantee, and certain of the Partnership’s future domestic subsidiaries will guarantee, the Partnership’s obligations pursuant to the 2013 Credit Agreement. The 2013 Credit Agreement, any hedging agreements issued by lenders under the 2013 Credit Agreement and the subsidiary guarantees are collateralized by the same collateral securing the Notes, which includes substantially all of the Partnership’s assets and all of the assets of its subsidiaries. After the occurrence and during the continuation of an event of default, proceeds of any collection, sale, foreclosure or other realization upon any collateral will be applied to repay obligations under the 2013 Credit Agreement and the subsidiary guarantees thereof to the extent secured by the collateral before any such proceeds are applied to repay obligations under the Notes, subject to a first lien cap (equal to the greater of $65 million or 20% of the Partnership’s consolidated net tangible assets (as defined in the Indenture governing the Notes), plus obligations in respect of the first-priority secured indebtedness and obligations under certain hedging agreements and cash management agreements).

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

Note 9 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Partnership’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted product sales in order to substantially fix gross margin on those product sales contracts. The Partnership may also enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. The Partnership occasionally enters into index-price contracts for the purchase of natural gas. The Partnership elects the normal purchase normal sale exemption for these derivative instruments. As such, the Partnership does not recognize the unrealized gains or losses related to these derivative instruments in its financial statements. The Partnership has entered into multiple natural gas forward purchase contracts for various delivery dates through March 31, 2014. Commitments for natural gas purchases consist of the following:

	As of
	September 30, 2013	December 31, 2012
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	3,630	1,955
MMBtus under index-price contracts	—	143

Total MMBtus under contracts	3,630	2,098

Commitments to purchase natural gas	$14,090	$7,531
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$3.88	$3.59

During October 2013, the Partnership entered into fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through March 31, 2014. The total MMBtus associated with these additional forward purchase contracts are approximately 0.7 million and the total amount of the purchase commitments are approximately $2.6 million, resulting in a weighted average rate per MMBtu of approximately $3.84 in these new commitments. The Partnership is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 10 — Partners’ Capital and Partnership Distributions

The Partnership’s policy is to distribute all of the cash available for distribution which it generates each quarter. Cash available for distribution for each quarter will be determined by the board of directors (the “Board”) of the Partnership’s general partner (the “General Partner”) following the end of each quarter. The Partnership expects that cash available for distribution for each quarter will generally equal the cash it generates during the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations, and reserves for future operating or capital needs that the Board of the General Partner deems necessary or appropriate. The Partnership does not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in its quarterly distribution or otherwise to reserve cash for distributions, nor does it intend to incur debt to pay quarterly distributions. The Partnership has no legal obligation to pay distributions. Distributions are not required by the Partnership’s partnership agreement and the Partnership’s distribution policy is subject to change at any time at the discretion of the Board of the General Partner. Any distributions made by the Partnership to its unitholders will be done on a pro rata basis. At September 30, 2013, the Partnership had outstanding 155,750 unit-settled phantom units. Each phantom unit entitles the holder to payments in amounts equal to the amounts of any distributions made to an outstanding unit by the Partnership. Payments to outstanding phantom units are not subtracted from operating cash flow in the calculation of cash available for distribution, but the payments made to phantom unitholders are recorded as distributions for accounting purposes. For information on the declaration of cash distributions refer to Note 16 – Subsequent Events.

On February 14, 2013, the Partnership made a cash distribution to its common unitholders and payments to holders of phantom units for the period October 1, 2012 through and including December 31, 2012 of $0.75 per unit, or approximately $29.2 million in the aggregate. On May 15, 2013, the Partnership made a cash distribution to its common unitholders and payments to holders of phantom units for the period January 1, 2013 through and including March 31, 2013 of $0.50 per unit, or approximately $19.5 million in the aggregate. On August 14, 2013, the Partnership made a cash distribution to its common unitholders and payments to holders of phantom units for the period April 1, 2013 through and including June 30, 2013 of $0.85 per unit, or approximately $33.2 million in the aggregate.

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

Note 11 — Employee Benefit Plans

The Partnership made contributions of approximately $109,000 to its pension plans and payments to retirees of approximately $45,000 under its postretirement plan during the nine months ended September 30, 2013 and expects to contribute $0 to its pension plans and make payments to retirees of approximately $13,000 under its postretirement plan during the remainder of 2013.

The components of net periodic benefit cost are as follows:

	For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
	Pension	Post- retirement	Pension	Post- retirement
	(in thousands)
Service cost	$34	$11	$103	$33
Interest cost	49	11	146	32
Expected return on plan assets	(65)	—	(195)	—
Amortization of prior service cost	—	6	—	17
Amortization of net gain	(1)	(4)	(4)	(11)

Net periodic pension costs	$17	$24	$50	$71

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The Partnership had no defined benefit pension or postretirement benefit plans before the Agrifos Acquisition in November 2012.

Note 12 — Income Taxes

The Partnership and its subsidiaries are not directly subject to federal and state income taxes. Instead, their taxable income or loss is allocated to their individual partners or members. However, the Partnership and its subsidiaries are subject to Illinois replacement tax, Texas margin tax and California annual minimum franchise tax. For the three and nine months ended September 30, 2013, Illinois replacement tax of approximately $53,000 and $120,000, respectively, and Texas margin tax of approximately $180,000 and $318,000, respectively, were recorded.

Note 13 — Segment Information

The Partnership operates in two business segments, as described below.

•	East Dubuque – The operations of the East Dubuque Facility, which produces primarily ammonia and urea ammonium nitrate solution (“UAN”).

•	Pasadena – The operations of the Pasadena Facility, which produces primarily ammonium sulfate.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The Partnership’s reportable operating segments have been determined in accordance with the Partnership’s internal management structure, which is organized based on operating activities. The Partnership evaluates performance based upon several factors, of which the primary financial measure is segment-operating income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues
East Dubuque	$50,572	$60,112	$146,838	$169,228
Pasadena	42,707	—	109,961	—

Total revenues	$93,279	$60,112	$256,799	$169,228

Gross profit (loss)
East Dubuque	$25,114	$35,035	$81,353	$103,253
Pasadena	(8,294)	—	(1,966)	—

Total gross profit	$16,820	$35,035	$79,387	$103,253

Selling, general and administrative expense
East Dubuque	$981	$1,661	$3,423	$4,480
Pasadena	1,227	—	3,811	—

Total selling, general and administrative expense	$2,208	$1,661	$7,234	$4,480

Depreciation and amortization
East Dubuque	$46	$90	$152	$726
Pasadena	972	—	2,722	—

Total depreciation and amortization recorded in operating expenses	$1,018	$90	$2,874	$726

East Dubuque	1,666	3,589	6,348	8,730
Pasadena	1,702	—	3,159	—

Total depreciation and amortization recorded in cost of sales	$3,368	$3,589	$9,507	$8,730

Total depreciation and amortization	$4,386	$3,679	$12,381	$9,456

Other operating expenses
East Dubuque	$28	$237	$36	$284
Pasadena	30,029	—	30,029	—

Total other operating expenses	$30,057	$237	$30,065	$284

Operating income (loss)
East Dubuque	$24,059	$33,047	$77,742	$97,763
Pasadena	(40,522)	—	(38,528)	—

Total operating income (loss)	$(16,463)	$33,047	$39,214	$97,763

Interest expense
East Dubuque	$—	$39	$—	$181
Pasadena	—	—	6	—

Total interest expense	$—	$39	$6	$181

Net income (loss)
East Dubuque	$24,069	$33,022	$77,383	$97,625
Pasadena	(40,765)	—	(38,915)	—

Total net income (loss)	$(16,696)	$33,022	$38,468	$97,625

Reconciliation of segment net income (loss) to consolidated net income (loss):
Segment net income (loss)	$(16,696)	$33,022	$38,468	$97,625
Partnership and unallocated expenses recorded as selling, general and administrative expenses	(1,872)	(3,847)	(6,488)	(7,502)
Partnership and unallocated income (expenses) recorded as other expense	309	—	(1,081)	232
Unallocated interest expense and loss on interest rate swaps	(3,996)	(327)	(9,726)	(907)
Income tax benefit	—	—	302	—

Consolidated net income (loss)	$(22,255)	$28,848	$21,475	$89,448

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	As of September 30, 2013	As of December 31, 2012
	(in thousands)
Total assets
East Dubuque	$178,091	$125,100
Pasadena	180,065	191,279

Total assets	$358,156	$316,379

Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$358,156	$316,379
Partnership and other	95,421	60,266

Consolidated total assets	$453,577	$376,645

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

Note 14 — Net Income (Loss) Per Common Unit

The Partnership’s net income (loss) is allocated wholly to the common unitholders since the General Partner has a non-economic interest.

Basic income (loss) per common unit is calculated by dividing net income (loss) by the weighted average number of common units outstanding for the period. Diluted net income (loss) per common unit is calculated by dividing net income (loss) by the weighted average number of common units outstanding plus the dilutive effect, calculated using the “treasury stock” method for the unvested phantom units. Phantom units are settled for common units upon vesting and are issued in tandem with distribution rights during the vesting period.

The following table sets forth the computation of basic and diluted net income (loss) per common unit (in thousands, except for per unit data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(22,255)	$28,848	$21,475	$89,448
Less: Income allocated to unvested units	—	—	326	—

Net income (loss) allocated to common unit holders	$(22,255)	$28,848	$21,149	$89,448

Denominator:
Weighted average common units outstanding	38,849	38,260	38,843	38,254
Effect of dilutive units:
Phantom units	—	32	91	5

Diluted units outstanding	38,849	38,292	38,934	38,259

Basic net income (loss) per common unit	$(0.57)	$0.75	$0.54	$2.34

Diluted net income (loss) per common unit	$(0.57)	$0.75	$0.54	$2.34

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

For the three months ended September 30, 2013 and 2012, 155,750 and 0 phantom units, respectively, were excluded from the calculation of diluted net income (loss) per common unit. For the nine months ended September 30, 2013 and 2012, 0 and 2,000 phantom units, respectively, were excluded from the calculation of diluted net income (loss) per common unit because their inclusion would have been anti-dilutive.

Note 15 — Related Parties

The Partnership, the General Partner and Rentech have entered into a services agreement, pursuant to which the Partnership and the General Partner obtain certain management and other services from Rentech. Under the services agreement, the Partnership, its subsidiaries and the General Partner are obligated to reimburse Rentech for (i) all costs, excluding share-based compensation, incurred by Rentech or its affiliates in connection with the employment of its employees who are seconded to the Partnership and who provide the Partnership services under the agreement on a full-time basis; (ii) a prorated share of costs, excluding share-based compensation, incurred by Rentech or its affiliates in connection with the employment of its employees, excluding seconded personnel, who provide the Partnership services under the agreement on a part-time basis, with such prorated share determined by Rentech on a commercially reasonable basis, based on the estimated percent of total working time that such personnel are engaged in performing services for the Partnership; (iii) a prorated share of certain administrative costs, in accordance with the agreement, including office costs, services by outside vendors, other general and administrative costs; and (iv) any taxes (other than income taxes, gross receipt taxes and similar taxes) incurred by Rentech or its affiliates for the services provided under the agreement. During the three months ended September 30, 2013 and 2012, Rentech, in accordance with the services agreement, billed the Partnership approximately $2.1 million and $2.7 million, respectively. During the nine months ended September 30, 2013 and 2012, Rentech, in accordance with the services agreement, billed the Partnership approximately $14.9 million and $8.9 million, respectively.

Note 16 — Subsequent Events

On October 24, 2013, the Partnership announced a cash distribution to its common unitholders for the period July 1, 2013 through and including September 30, 2013 of $0.27 per unit, which will result in total distributions in the amount of approximately $10.5 million, including payments to phantom unitholders. The cash distribution will be paid on November 14, 2013 to unitholders of record at the close of business on November 7, 2013. On October 28, 2013, the Partnership announced a change to its policy regarding the timing of the payments of its cash distributions. Distributions will be paid on or about 60 days, rather than the current practice of 45 days, after the end of each quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our consolidated financial statements and the related notes presented in this report and in our Annual Report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our plans, our industry, our expected revenues, our future profitability, our expected capital expenditures (including for maintenance or expansion projects and environmental expenditures) and the impact of such expenditures on our performance, and our operating costs. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors” in our Annual Report and in “Part II—Item 1A. Risk Factors” in the quarterly report for the period ended March 31, 2013 filed with the SEC on May 9, 2013 that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

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

OVERVIEW

We are a Delaware limited partnership formed in July 2011 by Rentech, a company traded on the NASDAQ under the symbol “RTK”, to own, operate and expand our fertilizer business. We own and operate two fertilizer facilities: our East Dubuque Facility and our Pasadena Facility. Our East Dubuque Facility is located in East Dubuque, Illinois and produces primarily ammonia and UAN, using natural gas as the primary feedstock. Our Pasadena Facility, which we acquired in November 2012, is located in Pasadena, Texas, and produces ammonium sulfate, ammonium thiosulfate and sulfuric acid, using ammonia and sulfur as the facility’s primary feedstocks.

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

Expansion Projects

We have announced and commenced certain projects, including expansion of our production and storage capacity, and are evaluating other potential projects to expand the production capabilities at our facilities. We have incurred, and will continue to incur significant costs and expenses for the construction and development of such projects. The costs and expenses of the expansion projects we have announced will be paid from proceeds of the Notes that we issued in April 2013, which have significantly increased our interest expense. We also expect our depreciation expense to increase as additional assets related to the projects are placed into service. As a result, our results of operations for periods prior to, during and after the construction of any expansion project may not be comparable.

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

Due to an unusually wet spring, there was a shortened planting season which resulted in lower ammonia and ammonium sulfate sales volumes during the nine months ended September 30, 2013, and higher levels of inventory at September 30, 2013. Ammonium sulfate prices have declined further than expected, and the illiquidity of the market has continued longer than we had expected. Few ammonium sulfate transactions are taking place in North America, and typically lower-priced export sales are conducted in a small number of large, vessel-sized transactions. Buying activity for ammonium sulfate in North America is anticipated to return during the fall season, as is typical for fertilizer products, but visibility into fall pricing is quite limited. During the nine months ended September 30, 2013, prices of UAN deliveries were negatively impacted by the short planting season because we were not able to sell as much product at in-season premium prices.

In addition, significant volumes of urea were exported from China and this supply suppressed global urea and other nitrogen fertilizer prices. Even with the shortened planting season, corn yields are expected to be significantly higher in 2013 compared to 2012; as a result, expectations are that corn acreage will be reduced in 2014 compared to 2013, causing fertilizer prices to decline. However, we believe the long-term nitrogen fundamentals remain strong. Several factors including favorable natural gas costs, population growth and farmer affordability of nitrogen contribute to a healthy outlook for nitrogen. Forecasters continue to believe that 90-plus million acres of corn are expected to be planted across the nation in the coming years, which should support good nitrogen demand.

Needed Repairs at East Dubuque Facility

A routine inspection at our East Dubuque Facility in late October 2013 identified the need to repair the foundation of one of the three existing syngas compressors, taking that compressor out of service. This unplanned repair will require the ammonia plant to run below the planned post-expansion capacity of 1,020 tons per day, at a rate of approximately 790 tons per day, until repairs are complete. The reduced production is not expected to affect 2013 sales already contracted for delivery, but forecasted spot sales are expected to be lower. Otherwise, our East Dubuque Facility is expected to operate at its expanded production rates during the rest of 2014. We expect that the cost of the repairs will not be more than $2.0 million, which we expect to fund from operating cash flow.

Seasonality

Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on our sales. Our and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. The following table shows product tonnage (in thousands) shipped by our East Dubuque Facility by quarter for the nine months ended September 30, 2013 and for each quarter in the years ended December 31, 2012, 2011 and 2010.

	2013	2012	2011	2010
Quarter ended March 31	110	92	89	86
Quarter ended June 30	144	160	213	206
Quarter ended September 30	176	180	125	181
Quarter ended December 31	n/a	133	145	167

Total Tons Shipped	430	565	572	640

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

Since our Pasadena Facility has been producing and selling its current products only since 2011, we have much less experience with the seasonal patterns for its products than we do for our East Dubuque Facility. However, we have observed significant seasonality and effects of weather on the timing of deliveries for its products. International sales from this facility partially offset this seasonal impact on its total revenues. Prices for ammonium sulfate and ammonium thiosulfate normally reach their highest in the spring, decrease in the summer, and increase again in the fall. We adjust the sales prices of these products seasonally in order to facilitate distribution of the products throughout the year. We operate the ammonium sulfate plant at our Pasadena Facility throughout the year to the extent that there is available storage capacity for this product. We have 60,000 tons of storage capacity for ammonium sulfate at the facility, and an arrangement with IOC that permits us to store 32,000 tons of ammonium sulfate at IOC-controlled terminals, and temporary storage capacity on barges or rail cars as product is moved from our Pasadena Facility to IOC-controlled terminals. We manage the storage capacity by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity becomes insufficient, we would be forced to cease production of the product until such capacity becomes available. Our Pasadena Facility’s fertilizer products are sold both on the spot market for immediate delivery and, to a much lesser extent, under product prepayment contracts for future delivery at fixed prices. The amount of products we sell under product prepayment contracts is highly variable. The following table shows product tonnage (in thousands) shipped by our Pasadena Facility by quarter for the nine months ended September 30, 2013.

2013
Quarter ended March 31	110
Quarter ended June 30	178
Quarter ended September 30	202
Quarter ended December 31	n/a

Total Tons Shipped	490

Revenues

We generate revenue primarily from sales of nitrogen fertilizer products. We generate revenue from sales of nitrogen fertilizer products manufactured at our East Dubuque Facility and used primarily in corn production. Our East Dubuque Facility produces ammonia, UAN, liquid and granular urea, nitric acid and carbon dioxide, or CO2, using natural gas as a feedstock. We also generate revenue from sales of nitrogen fertilizer products manufactured at our Pasadena Facility and used in the production of corn, soybeans, potatoes, cotton, canola, alfalfa and wheat. Our Pasadena Facility produces ammonium sulfate, sulfuric acid and ammonium thiosulfate. We sell substantially all of our products from our Pasadena Facility to distributors, and we do not have direct contact with the distributors’ customers, which are located primarily in the United States and Brazil. All revenues from our Pasadena Facility are from sales to United States-based distributors. Revenues for our fertilizer products are seasonal based on the planting, growing and harvesting cycles of customers utilizing nitrogen fertilizer.

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

SELECTED FINANCIAL DATA

The following table includes selected summary financial data for the three and nine months ended September 30, 2013 and 2012. The operations of our Pasadena Facility are included effective November 1, 2012. The data below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. The data below is in thousands, except for per unit data and on-stream factors.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
STATEMENTS OF OPERATIONS DATA
Revenues	$93,279	$60,112	$256,799	$169,228
Cost of sales	$76,459	$25,077	$177,412	$65,975
Gross profit	$16,820	$35,035	$79,387	$103,253
Operating income (loss)	$(18,335)	$29,200	$32,726	$90,261
Other expense, net	$3,687	$352	$10,813	$813
Income (loss) before income taxes	$(22,022)	$28,848	$21,913	$89,448
Income tax expense	$233	$—	$438	$—
Net income (loss)	$(22,255)	$28,848	$21,475	$89,448
Net income (loss) per common unit – Basic	$(0.57)	$0.75	$0.54	$2.34
Net income (loss) per common unit – Diluted	$(0.57)	$0.75	$0.54	$2.34
Weighted-average units used to compute net income (loss) per common unit:
Basic	38,849	38,260	38,843	38,254
Diluted	38,849	38,292	38,934	38,259
FINANCIAL AND OTHER DATA
Adjusted EBITDA(1)	$16,080	$32,879	$75,136	$99,717
Cash available for distribution, per unit(1)	$0.27	$0.85	$1.62	$2.55
KEY OPERATING DATA
Products sold (tons):
Ammonia(2)	24	31	76	101
UAN(2)	117	110	237	236
Ammonium sulfate(3)	162	—	330	—
Products pricing (dollars per ton):
Ammonia(2)	$530	$620	$675	$666
UAN(2)	$269	$295	$299	$332
Ammonium sulfate(3)	$238	$—	$269	$—
Production (tons):
Ammonia(2)	77	76	227	231
UAN(2)	86	77	236	238
Ammonium sulfate(3)	122	—	374	—
Natural gas used in production(2):
Volume (MMBtu)	2,754	2,824	8,238	8,422
Pricing ($ per MMBtu)	$4.16	$3.18	$4.17	$3.51
Natural gas in cost of sales(2):
Volume (MMBtu)	2,873	3,092	7,290	7,960
Pricing ($ per MMBtu)	$4.29	$3.14	$4.15	$3.63
On-stream factors(4):
Ammonia(2)	100.0%	100.0%	100.0%	100.0%
UAN(2)	100.0%	100.0%	99.3%	100.0%
Ammonium sulfate(3) (5)	79.8%	—	81.8%	—

	As of September 30, 2013	As of December 31, 2012
BALANCE SHEET DATA
Cash and cash equivalents	$85,321	$55,799
Working capital	$70,495	$23,218
Construction in progress	$113,372	$61,147
Total assets	$453,577	$376,645
Credit facilities and term loan	$—	$193,290
Notes	$320,000	$—
Total long-term liabilities	$322,919	$192,961
Total partners’ capital	$50,367	$109,404

(1)	Adjusted EBITDA is defined as net income (loss) plus interest expense and other financing costs, loss on goodwill impairment, loss on debt extinguishment, loss on interest rate swaps, income tax expense and depreciation and amortization, net of gain in fair value adjustment to earn-out consideration. We calculate cash available for distribution as used in this table as Adjusted EBITDA plus non-cash compensation expense and distribution of cash reserves, less the sum of maintenance capital expenditures not funded by financing proceeds, net interest expense and other debt service. Adjusted EBITDA and cash available for distribution are used as supplemental financial measures by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; and

•	our operating performance and return on invested capital compared to those of other publicly traded limited partnerships and other public companies, without regard to financing methods and capital structure.

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

The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss) for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net income (loss)	$(22,255)	$28,848	$21,475	$89,448
Add:
Net interest expense	3,996	25	9,725	138
Loss on goodwill impairment	30,029	—	30,029	—
Loss on debt extinguishment	—	—	6,001	—
Gain on fair value adjustment to earn-out consideration	(309)	—	(4,920)	—
Loss on interest rate swaps	—	327	7	907
Income tax expense	233	—	438	—
Depreciation and amortization	4,386	3,679	12,381	9,456
Other	—	—	—	(232)

Adjusted EBITDA	$16,080	$32,879	$75,136	$99,717

The table below reconciles cash available for distribution to Adjusted EBITDA, both of which are non-GAAP financial measures, for the three months ended September 30, 2013.

(in thousands, except per unit data)
Adjusted EBITDA	$16,080
Plus: Non-cash compensation expense	233
Less: Maintenance capital expenditures (a)	(2,199)
Less: Net interest expense and debt service	(3,996)
Plus: Distribution of cash reserves for working capital	371

Cash available for distribution	$10,489

Cash available for distribution, per unit	$0.27
Common units outstanding	38,849

(a)	Excludes approximately $2.2 million of maintenance capital expenditures at our Pasadena Facility funded by debt.

(2)	Key operating data for the East Dubuque Facility.
(3)	Key operating data for the Pasadena Facility.
(4)	The respective on-stream factors for the ammonia, UAN and ammonium sulfate plant equal the total days the applicable plant operated in any given period, divided by the total days in that period.
(5)	The ammonium sulfate plant is typically out of service for 12 to 14 hours per week for regular maintenance.

Business Segments

We operate in two business segments, as described below. The operations of the Pasadena Facility are included in our historical results of operations only from the date of the closing of the Agrifos Acquisition, which was November 1, 2012.

•	East Dubuque – The operations of the East Dubuque Facility, which produces primarily ammonia and UAN.

•	Pasadena – The operations of the Pasadena Facility, which produces primarily ammonium sulfate.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
East Dubuque	$50,572	$60,112	$146,838	$169,228
Pasadena	42,707	—	109,961	—

Total revenues	$93,279	$60,112	$256,799	$169,228

Gross profit (loss):
East Dubuque	$25,114	$35,035	$81,353	$103,253
Pasadena	(8,294)	—	(1,966)	—

Total gross profit	$16,820	$35,035	$79,387	$103,253

Operating income (loss):
East Dubuque	$24,059	$33,047	$77,742	$97,763
Pasadena	(40,522)	—	(38,528)	—

Total operating income (loss)	$(16,463)	$33,047	$39,214	$97,763

Net income (loss):
East Dubuque	$24,069	$33,022	$77,383	$97,625
Pasadena	(40,765)	—	(38,915)	—

Total net income (loss)	$(16,696)	$33,022	$38,468	$97,625

Reconciliation of segment net income (loss) to consolidated net income (loss):
Segment net income (loss)	$(16,696)	$33,022	$38,468	$97,625
Partnership and unallocated expenses recorded as selling, general and administrative expenses	(1,872)	(3,847)	(6,488)	(7,502)
Partnership and unallocated expenses recorded as other expense	309	—	(1,081)	232
Unallocated interest expense and loss on interest rate swaps	(3,996)	(327)	(9,726)	(907)
Income tax benefit	—	—	302	—

Consolidated net income (loss)	$(22,255)	$28,848	$21,475	$89,448

Partnership and unallocated expenses represent costs that relate directly to the Partnership or to the Partnership and its subsidiaries but are not allocated to a segment. Partnership and unallocated expenses recorded in selling, general and administrative expenses consist primarily of unit-based compensation expense, services from Rentech for executive, legal, finance, accounting, human resources, and investor relations support in accordance with the services agreement, audit and tax fees, legal fees, certain insurance costs and board expenses. The decrease in partnership and unallocated expenses recorded as selling, general and administrative expenses between the three months ended September 30, 2013 and 2012 was primarily due to a decrease in business development expenses of approximately $1.6 million and unit-based compensation of approximately $0.9 million, partially offset by an increase of approximately $0.3 million in accounting and consulting fees. The decrease in partnership and unallocated expenses recorded as selling, general and administrative expenses between the nine months ended September 30, 2013 and 2012 was primarily due to decreases in business development expenses of approximately $1.3 million and unit-based compensation of approximately $0.9 million, partially offset by increases in various professional services fees of approximately $0.6 million and debt related fees of approximately $0.2 million. The increase in partnership and unallocated income recorded as other expense, net between the three months ended September 30, 2013 and 2012 was due to gain on fair value adjustment to earn-out consideration of approximately $0.3 million. The increase in partnership and unallocated expenses recorded as other expense between the nine months ended September 30, 2013 and 2012 was primarily due to loss on debt extinguishment of approximately $6.0 million partially offset by gain on fair value adjustment to earn-out consideration of approximately $4.9 million. Unallocated interest expense represents primarily interest expense on the Notes.

East Dubuque

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012:

Revenues

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
Product shipments	$50,572	$60,070	$146,765	$169,112
Other	—	42	73	116

Total revenues	$50,572	$60,112	$146,838	$169,228

	For the Three Months Ended September 30, 2013		For the Three Months Ended September 30, 2012
	Tons	Revenue	Tons	Revenue
	(in thousands)
Product shipments:
Ammonia	24	$12,543	31	$19,237
UAN	117	31,472	110	32,609
Urea (liquid and granular)	11	4,681	10	5,864
CO2	21	714	25	854
Nitric acid	3	1,162	4	1,506
Other	N/A	—	N/A	42

Total	176	$50,572	180	$60,112

	For the Nine Months Ended September 30, 2013		For the Nine Months Ended September 30, 2012
	Tons	Revenue	Tons	Revenue
	(in thousands)
Product shipments:
Ammonia	76	$51,033	101	$67,195
UAN	237	70,985	236	78,559
Urea (liquid and granular)	37	18,117	29	17,622
CO2	68	2,338	55	1,817
Nitric acid	12	4,292	11	3,919
Other	N/A	73	N/A	116

Total	430	$146,838	432	$169,228

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

Revenues were approximately $50.6 million for the three months ended September 30, 2013 compared to approximately $60.1 million for the three months ended September 30, 2012. The decrease was primarily the result of a decrease in ammonia, UAN and urea sales prices and ammonia sales volume, partially offset by an increase in UAN sales volume. Revenues were approximately $146.8 million for the nine months ended September 30, 2013 compared to approximately $169.2 million for the nine months ended September 30, 2012. The decrease was primarily the result of a decrease in UAN and urea sales prices and ammonia sales volume.

Ammonia sales volume decreased during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 due to lower demand. The Midwestern region of the United States experienced wet weather during the spring 2013 planting season, which limited opportunities for farmers to apply fertilizer. We also retained additional inventory during the three month period ended September 30, 2013 to meet the anticipated demand for the fall 2013 ammonia application season and to offset reduced production resulting from our scheduled plant turnaround in October 2013. Expectations that fertilizer prices may fall, as described below, also negatively impacted demand as customers waited longer than they did in 2012 to make purchasing decisions. Deliveries of UAN were higher than expected, shifting expected revenue from the fourth quarter of 2013 to the third quarter of 2013.

The average sales prices per ton for the three months ended September 30, 2013 as compared with those of the three months ended September 30, 2012 were lower by approximately 14% and 9% for ammonia and UAN, respectively. These two products comprised approximately 87% and 86% of the product sales for the three months ended September 30, 2013 and 2012, respectively. The average sales prices per ton for the nine months ended September 30, 2013 as compared with those of the nine months ended September 30, 2012 were higher by approximately 1% for ammonia and lower by approximately 10% for UAN. These two products comprised approximately 83% and 86% of the product sales for the nine months ended September 30, 2013 and 2012, respectively. The decrease in sales prices for ammonia for the three months ended September 30, 2013 and for UAN for the three and nine months ended September 30, 2013 as compared to 2012 was due to weather. The drought in the Midwestern region of the United States during the spring and summer of 2012 created expectations of poor corn yields and anticipated increases in acreage dedicated to corn in 2013; as a result, fertilizer prices remained high throughout 2012. Even with the shortened planting season due to a wet spring, corn yields are expected to be significantly higher in 2013 compared to 2012; as a result, expectations are that corn acreage will be reduced in 2014 compared to 2013, causing fertilizer prices to decline. Sales prices for ammonia for the nine months ended September 30, 2013 as compared to 2012 were higher as a result of some high-priced, fall 2012 ammonia product prepayment contracts being extended into and fulfilled during the first quarter of 2013.

Cost of Sales

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Total cost of sales	$25,458	$25,077	$65,485	$65,975

Cost of sales was approximately $25.5 million for the three months ended September 30, 2013, compared to approximately $25.1 million for the three months ended September 30, 2012. While cost of sales remained fairly flat between periods, natural gas in cost of sales was approximately $2.6 million higher in 2013 than in 2012 due to higher market prices for natural gas, partially offset by a decrease in depreciation expense of approximately $1.9 million primarily due to certain assets having become fully depreciated. Natural gas and labor costs comprised approximately 49% and 15%, respectively, of cost of sales on product shipments for the three months ended September 30, 2013, and approximately 39% and 14%, respectively, for the three months ended September 30, 2012.

Cost of sales was approximately $65.5 million for the nine months ended September 30, 2013, compared to approximately $66.0 million for the nine months ended September 30, 2012. While cost of sales remained fairly flat between periods, depreciation expense in cost of sales was approximately $2.4 million lower, primarily due to certain assets having become fully depreciated in 2013, partially offset by an increase in the cost of natural gas of approximately $1.4 million due to higher market prices for natural gas. The higher costs were partially offset by production efficiencies relating to UAN. Natural gas and labor costs comprised approximately 46% and 15%, respectively, of cost of sales on product shipments for the nine months ended September 30, 2013, and approximately 44% and 14%, respectively, for the nine months ended September 30, 2012.

Gross Profit

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Total gross profit	$25,114	$35,035	$81,353	$103,253

Gross profit was approximately $25.1 million for the three months ended September 30, 2013 compared to approximately $35.0 million for the three months ended September 30, 2012. Gross profit margin was 50% for the three months ended September 30, 2013 as compared to 58% for the three months ended September 30, 2012. Gross profit margin can vary significantly from period to period due to changes in the prices of nitrogen fertilizer and natural gas, both of which are commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. In addition, there are certain fixed costs of operating our East Dubuque Facility that are recorded in cost of sales and whose impact on gross profit and gross margins varies as product sales volumes vary seasonally. The decrease in gross profit margin during the three months ended September 30, 2013 was primarily due to lower sales volumes and higher natural gas costs, partially offset by lower depreciation expense.

Gross profit was approximately $81.4 million for the nine months ended September 30, 2013 compared to approximately $103.3 million for the nine months ended September 30, 2012. Gross profit margin was 55% for the nine months ended September 30, 2013 as compared to 61% for the nine months ended September 30, 2012. The decrease in gross profit margin during the nine months ended September 30, 2013 was primarily due to lower ammonia sales volume and higher natural gas costs, partially offset by lower depreciation expense.

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Operating expenses:
Selling, general and administrative	$981	$1,661	$3,423	$4,480
Depreciation and amortization	46	90	152	726
Loss (gain) on disposal of property, plant and equipment	28	237	36	284

Total operating expenses	$1,055	$1,988	$3,611	$5,490

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1.0 million for the three months ended September 30, 2013, compared to approximately $1.7 million for the three months ended September 30, 2012. The decrease was primarily due to decreases in various professional services fees of approximately $0.4 million and in unused credit facility fees of approximately $0.2 million. Selling, general and administrative expenses were approximately $3.4 million for the nine months ended September 30, 2013, compared to approximately $4.5 million for the nine months ended September 30, 2012. The decrease was primarily due to decreases in unused credit facility fees for the First 2012 Credit Agreement of approximately $0.5 million and decreases in legal expenses of approximately $0.3 million.

Depreciation and Amortization. Depreciation expense included in operating expense was approximately $0.2 million for the nine months ended September 30, 2013 compared to approximately $0.7 million for the nine months ended September 30, 2012. This decrease was primarily due to the acceleration of depreciation in 2012 on an asset that was dismantled as part of the ammonia production and storage capacity expansion project and certain software becoming fully depreciated. A portion of depreciation expense is associated with assets supporting general and administrative functions and is recorded in operating expense. The majority of depreciation expense incurred is a manufacturing cost and is distributed between cost of sales and finished goods inventory, based on product volumes.

Operating Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Total operating income	$24,059	$33,047	$77,742	$97,763

Operating income was approximately $24.1 million for the three months ended September 30, 2013 compared to approximately $33.0 million for the three months ended September 30, 2012. Operating income was approximately $77.7 million for the nine months ended September 30, 2013 compared to approximately $97.8 million for the nine months ended September 30, 2012. The decreases were primarily due to lower revenues and higher cost of sales as a percentage of revenues partially offset by lower selling, general and administrative expenses and depreciation and amortization expense as described above.

Pasadena

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013:

The operations of the Pasadena Facility are included in our historical results of operations only from the closing date of the Agrifos Acquisition, which was November 1, 2012.

Revenues

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2013	2013
	(in thousands)
Total revenues	$42,707	$109,961

	For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	162	$38,609	330	$88,784
Sulfuric acid	39	3,347	119	11,240
Ammonium thiosulfate	1	322	41	7,883
Other	—	429	—	2,054

Total revenues	202	$42,707	490	$109,961

We generate revenue primarily from sales of nitrogen fertilizer products manufactured at our Pasadena Facility and used in the production of corn, soybeans, potatoes, cotton, canola, alfalfa and wheat. The facility produces ammonium sulfate, sulfuric acid and ammonium thiosulfate. Due to an unusually wet spring, there was an abbreviated planting season which resulted in a lower than expected volume of ammonium sulfate being sold during the three months ended June 30, 2013. Also, during the nine months ended September 30, 2013 significant volumes of urea were exported from China and this supply suppressed global urea and other nitrogen fertilizer prices. Our Pasadena Facility also experienced several relatively small disruptions in production that, in the aggregate, contributed to lower production during the nine months ended September 30, 2013. The sales volume for ammonium sulfate picked up during the three months ended September 30, 2013, but the sales price for ammonium sulfate has significantly worsened and still remains low.

Cost of Sales

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2013	2013
	(in thousands)
Total cost of sales	$51,001	$111,927

Cost of sales primarily consists of expenses for ammonia, sulfur, labor and depreciation. Ammonia and sulfur collectively comprised approximately 55% of cost of sales for the three months ended September 30, 2013 while labor costs comprised approximately 8% of such cost of sales. Depreciation expense included in cost of sales was approximately $1.7 million. During the three months ended September 30, 2013, we incurred a write-down of ammonium sulfate inventory to market value of approximately $5.0 million due to lower market prices of ammonium sulfate, in accordance with accounting guidance, and higher cost of sales as a result of several relatively small disruptions in production.

Ammonia and sulfur collectively comprised approximately 55% of cost of sales for the nine months ended September 30, 2013 while labor costs comprised approximately 7% of such cost of sales. Depreciation expense included in cost of sales was approximately $3.2 million. During the nine months ended September 30, 2013, we incurred a write-down of ammonium sulfate, sulfur and sulfuric acid inventory to market value of approximately $7.3 million due primarily to lower market prices of ammonium sulfate, in accordance with accounting guidance.

Gross Loss

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2013	2013
	(in thousands)
Total gross loss	$(8,294)	$(1,966)

Gross loss margin for the three and nine months ended September 30, 2013 was 19% and 2%, respectively. Gross loss is due to lower ammonium sulfate sale prices and the write-down of inventory, as described above. Similar to our East Dubuque Facility, gross profit margin can vary significantly from period to period due to changes in the prices of nitrogen fertilizer, ammonia and sulfur, which are commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. In addition, there are certain fixed costs of operating our Pasadena Facility that are recorded in cost of sales and whose impact on gross profit and gross margins varies as product sales volumes vary seasonally. Moreover, forward sales contracts have not developed for ammonium sulfate to the extent that they have for other nitrogen fertilizer products, so it is not possible to lock product prices and input prices at the same time, as has been our practice for a portion of the sales of the most important products of our East Dubuque Facility. Since input prices for ammonium sulfate are typically fixed several months before the corresponding product price, margins may be compressed during a declining commodity market.

Operating Expenses

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2013	2013
	(in thousands)
Operating expenses:
Selling, general and administrative	$1,227	$3,811
Depreciation and amortization	972	2,722
Loss on goodwill impairment	30,029	30,029

Total operating expense	$32,228	$36,562

Operating expenses were primarily comprised of selling, general and administrative expense and depreciation expense.

Selling, General and Administrative Expenses. These expenses are for general administrative purposes at our Pasadena Facility, such as general management salaries and travel, legal, consulting, information technology, and banking fees. Selling, general and administrative expenses for the three and nine months ended September 30, 2013 included approximately $0.2 million and $0.6 million, respectively, in integration related expenses.

Depreciation and Amortization. This amount represents amortization of the intangible assets. The depreciation expense relating to fixed assets is a manufacturing cost which is distributed between cost of sales and finished goods inventory, based on product volumes.

Loss on Goodwill Impairment. This amount represents goodwill impairment relating to the Agrifos Acquisition.

Operating Loss

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2013	2013
	(in thousands)
Total operating loss	$(40,522)	$(38,528)

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have historically been cash from operations, borrowing, and proceeds of our initial public offering. We expect to fund our operating needs, including expansion and maintenance capital expenditures, including to repair the foundation of one of our syngas compressors, from operating cash flow and cash on hand, including the remaining proceeds from the offering of the Notes. We believe that our current and expected sources of liquidity will be adequate to fund these operating needs and the capital expenditures for projects that we have announced, for at least the next 12 months. It is possible that our operating cash flow could be negative in an individual quarter, in which case we expect to be able to fund our operations with cash on hand or temporary drawing on our Credit Facility. With the remaining proceeds from the offering of the Notes, we intend to fund all of the remaining costs of the following projects: our ammonia production and storage capacity expansion project and our urea expansion project at our East Dubuque Facility; and our ammonium sulfate debottlenecking and production capacity project, the replacement of our sulfuric acid converter, and our power generation project at our Pasadena Facility. If we decide to undertake projects in addition to those listed here, we would need to draw on our Credit Facility and/or raise additional capital, depending on the total costs of such projects.

Distributions

We intend to distribute to our unitholders all of the cash available for distribution we generate each quarter, which could materially impact our liquidity and limit our ability to grow and make acquisitions. Cash available for distribution for each quarter will be determined by the Board of our General Partner following the end of such quarter. We expect that cash available for distribution for each quarter will generally be calculated as the cash we generate during the quarter, less cash needed for maintenance capital expenditures not funded by capital proceeds, debt service and other contractual obligations. The Board may exercise its discretion to increase or decrease cash distributions compared to such calculation, which would have the effect of decreasing or increasing our cash reserves for future operating or capital needs as deemed appropriate for our projected liquidity needs by the Board of our General Partner. As a result of our quarterly distributions, our liquidity will be significantly affected, and we expect to finance substantially all of our growth externally, either with commercial bank borrowings or by debt issuances or additional issuances of equity. However, our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we may change our distribution policy at any time and from time to time. On August 14, 2013, we made a cash distribution to our common unitholders and payments to holders of phantom units for the period April 1, 2013 through and including June 30, 2013 of $0.85 per unit or approximately $33.2 million in the aggregate.

On October 24, 2013, we announced a cash distribution to our common unitholders and payments to holders of phantom units for the period July 1, 2013 through and including September 30, 2013 of $0.27 per unit or approximately $10.5 million in the aggregate. The cash distribution will be paid on November 14, 2013 to unitholders of record at the close of business on November 7, 2013.

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

On April 12, 2013, we issued the Notes and entered into the 2013 Credit Agreement. For a description of the terms of the Notes and the 2013 Credit Agreement, see Note 8 – Debt to the consolidated financial statements included in this report.

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

Our maintenance capital expenditures for our East Dubuque Facility totaled approximately $5.6 million and $5.4 million in the nine months ended September 30, 2013 and 2012, respectively. Our maintenance capital expenditures funded from operating cash flow for our East Dubuque Facility, including to repair the foundation of one of our syngas compressors, are expected to be approximately $9.7 million for the year ending December 31, 2013. Our expansion capital expenditures for our East Dubuque Facility totaled approximately $36.3 million and $40.2 million in the nine months ended September 30, 2013 and 2012, respectively. Our expansion capital expenditures for our East Dubuque Facility are expected to be approximately $53.0 million for the year ending December 31, 2013 and are expected to be related to our ammonia production and storage capacity expansion project and our urea expansion project.

Our maintenance capital expenditures for our Pasadena Facility totaled approximately $4.6 million in the nine months ended September 30, 2013. Our maintenance capital expenditures for our Pasadena Facility are expected to be approximately $10.5 million for the year ending December 31, 2013 of which approximately $8.5 million is expected to be funded by proceeds from the offering of the Notes and approximately $2.0 million is expected to be funded from operating cash flow. The amount funded from proceeds of the offering of the Notes includes a portion of the expected cost to replace the sulfuric acid converter. During the third quarter of 2013, we started this project and intend to complete it during 2014 for an estimated total cost of approximately $17.0 million, with approximately 20% of that cost to be expended in 2013. Our expansion capital expenditures for our Pasadena Facility totaled approximately $16.9 million in the nine months ended September 30, 2013. Our expansion capital expenditures for our Pasadena Facility are expected to be approximately $23.7 million for the year ending December 31, 2013 for expenditures related to the ammonium sulfate debottlenecking and production capacity project and the power generation project. These projects are expected to cost $6 million and $32 million, respectively, to be expended during 2013 and 2014.

CASH FLOWS

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$51,240	$115,206
Investing activities	(56,594)	(41,614)
Financing activities	34,876	(62,941)

Net increase in cash and cash equivalents	$29,522	$10,651

Operating Activities

Revenues were approximately $256.8 million for the nine months ended September 30, 2013 compared to approximately $169.2 million for the nine months ended September 30, 2012. The increase in revenue for the nine months ended September 30, 2013 was primarily due to the Agrifos Acquisition. Deferred revenue increased approximately $4.3 million during the nine months ended September 30, 2013, versus an increase of approximately $5.6 million during the nine months ended September 30, 2012. The increase for the nine months ended September 30, 2013 was attributable to our Pasadena Facility, and the increase for the nine months ended September 30, 2012 was attributable to our East Dubuque Facility. The increase during both periods was due to timing of receiving cash.

Net cash provided by operating activities for the nine months ended September 30, 2013 was approximately $51.2 million. We had net income of $21.5 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, we had a loss on goodwill impairment of approximately $30.0 million relating to the Agrifos Acquisition. Accounts receivable increased by approximately $14.2 million during the nine months ended September 30, 2013 which was primarily attributable to our East Dubuque Facility. Accounts receivable increased due to significantly higher sales during the third quarter of 2013 as compared to the fourth quarter of 2012.This higher volume of sales is due to a combination of having fewer summer 2013 product prepayment contracts and an unscheduled plant outage at the end of 2012 which limited the amount of inventory available for sales during the fourth quarter of 2012. Inventories increased by approximately $16.2 million during this period, which was due to lower sales volumes at our East Dubuque Facility and our Pasadena Facility and higher natural gas prices at our East Dubuque Facility.

Net cash provided by operating activities for the nine months ended September 30, 2012 was approximately $115.2 million. We had net income of $89.4 million for the nine months ended September 30, 2012. Accounts receivable decreased by approximately $1.2 million during the nine months ended September 30, 2012. Inventories increased by approximately $1.3 million. The decrease in accounts receivable and the increase in inventories were due to normal seasonality.

Investing Activities

Net cash used in investing activities was approximately $56.6 million and $41.6 million, respectively, for the nine months ended September 30, 2013 and 2012. Net cash used in investing activities for the nine months ended September 30, 2013 was primarily related to the ammonia production and storage capacity expansion project at our East Dubuque Facility, and the ammonium sulfate debottlenecking and production capacity project, the power generation project and the replacement of the sulfuric acid converter at our Pasadena Facility. Net cash used in investing activities for the nine months ended September 30, 2012 was due to various expansion projects at our East Dubuque Facility, including the ammonia production and storage capacity expansion project.

Financing Activities

Net cash provided by (used in) financing activities was approximately $34.9 million and ($62.9 million), respectively, for the nine months ended September 30, 2013 and 2012. During the nine months ended September 30, 2013, we issued the Notes for $320.0 million and paid off the Second 2012 Credit Agreement in the amount of approximately $205.0 million. We also made distributions of approximately $81.9 million. During the nine months ended September 30, 2012, RNLLC entered into the First 2012 Credit Agreement and borrowed approximately $27.0 million. We also made distributions of approximately $85.7 million.

CONTRACTUAL OBLIGATIONS

We have entered into various contractual obligations as detailed in the Annual Report. During the normal course of business between January 1, 2013 and the date of this report, the amount of our contractual obligations changed, as we made scheduled payments and entered into new contracts. During such period, the following material changes occurred to our contractual obligations:

•	On April 12, 2013, we issued the Notes and entered into the 2013 Credit Agreement. We used part of the net proceeds from the offering of the Notes to repay in full and terminate the Second 2012 Credit Agreement. As of the date of this report, there are no outstanding borrowings under the 2013 Credit Agreement.

•	Our obligations under natural gas forward purchase contracts increased by approximately $6.6 million to approximately $14.1 million. As of September 30, 2013, the natural gas forward purchase contracts included delivery dates through March 31, 2014. During October 2013, we entered into additional fixed quantity forward purchase contracts at fixed and indexed prices for various delivery dates through March 31, 2014. The total MMBtus associated with these additional forward purchase contracts are approximately 0.7 million and the total amount of the purchase commitments are approximately $2.6 million, resulting in a weighted average rate per MMBtu of $3.84. We are required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

•	Purchase obligations increased by approximately $19.5 million to approximately $37.9 million as measured by the total amount of open purchase orders. The increase is primarily due to the ammonia production and storage capacity expansion project at our East Dubuque Facility and the power generation project at our Pasadena Facility.

•	On April 17, 2013, we entered into the EPC Contract with Abeinsa. The EPC Contract provides for Abeinsa to be the contractor on our power generation project at our Pasadena Facility. The value of the contract is approximately $25.0 million and the project is expected to be completed by the fourth quarter of 2014.

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

Our Pasadena Facility is exposed to significant market risk due to potential changes in prices for fertilizer products, and for ammonia, sulfuric acid and sulfur. Ammonia and sulfuric acid are the primary raw materials used in the production of ammonium sulfate which is the primary product manufactured at our Pasadena Facility. Sulfur is the primary raw material used in the production of sulfuric acid, which our Pasadena Facility produces for both internal consumption in the production of ammonium sulfate and for sales to third parties. During the nine months ended September 30, 2013, approximately 85% of the sulfuric acid used in our Pasadena Facility’s production of ammonium sulfate was produced at our Pasadena Facility. We purchase a substantial portion of our ammonia and sulfur for use in our Pasadena Facility for prices based on market indices. The market price of ammonium sulfate is affected by changes in the prices of commodities such as soybeans, potatoes, cotton, canola, alfalfa, corn, wheat, ammonia and sulfur as well as by supply and demand for ammonium sulfate and other nitrogen fertilizers, and by other factors such as the price of its other inputs. The margins on the sale of ammonium sulfate fertilizer products are relatively low. If our costs to produce ammonium sulfate fertilizer products increase and the prices at which we sell these products do not correspondingly increase, our profits from the sale of these products may decrease and we may suffer losses on these sales. If the price of our products falls rapidly, we may not be able to recover the costs of our raw materials inventory that was purchased at an earlier time when commodity prices were at higher levels. A hypothetical increase of $10.00 per ton of ammonia would increase the cost to produce one ton of ammonium sulfate by approximately $2.50. A hypothetical increase of $10.00 per ton of sulfur would also increase the cost to produce one ton of ammonium sulfate by approximately $2.50.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On November 1, 2012, the Agrifos Acquisition closed. We are currently in the process of integrating RNPLLC’s operations, processes, and internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A description of the legal proceedings to which the Partnership and its subsidiary are a party is contained in Note 9 to the consolidated financial statements, “Commitments and Contingencies,” included in Part I of this report.

ITEM 1A. RISK FACTORS

In September 2013, Rentech Nitrogen Holdings, Inc. (“RNHI”), an indirect wholly owned subsidiary of Rentech, obtained a new revolving loan facility (“Revolving Loan”) by entering into a credit agreement (the “RNHI Credit Agreement”) and Rentech borrowed $50.0 million under such facility. As a result of the RNHI Credit Agreement, we are subject to risks relating to the RNHI Credit Agreement, some of which are discussed below and others of which are described generally in our other periodic and current reports filed with the SEC, including in “Part I – Item 1A. Risk Factors” of the Annual Report and “Part II – Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the SEC on May 9, 2013 (the “Quarterly Report”). The risks described in the Annual Report, the Quarterly Report and this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business and cash flow. The risk factors set forth below update, and should be read together with, the risk factors disclosed in “Part I – Item IA. Risk Factors” of the Annual Report and “Part II – Item 1A. Risk Factors” of the Quarterly Report.

An event of default under the RNHI Credit Agreement, a failure to meet market price tests included therein or Rentech’s default of certain obligations under Rentech’s guaranty for such credit facility could trigger an acceleration under the RNHI Credit Agreement and a sale of our common units owned by RNHI, or the Underlying Equity, thus reducing Rentech’s ownership of our units.

The RNHI Credit Agreement contains customary mandatory prepayment events and events of default, including defaults by Rentech and RNHI. An event of default under the RNHI Credit Agreement or Rentech’s default of certain obligations under Rentech’s guaranty for such credit facility could trigger an acceleration under the RNHI Credit Agreement and a foreclosure and sale of the Underlying Equity. Such foreclosure and sale would likely result in the change of ownership of our common units.

In addition, RNHI’s obligations under the RNHI Credit Agreement and, correspondingly, Rentech’s obligations under the guaranty may be triggered by a substantial drop in the market price of our common units. The market price for our common units has fluctuated in the past and could fluctuate substantially in the future. Numerous factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2012 and our subsequent Quarterly Reports on Form 10-Q, and the volatility of the stock market generally, could cause a significant decline in the market price of our common units, which could trigger an acceleration under the RNHI Credit Agreement and a foreclosure and sale of the Underlying Equity. RNHI would cease to own any of our common units so foreclosed upon and sold and, as a result, Rentech would lose a corresponding portion, which could be substantial, of Rentech’s ownership interest in us. The occurrence of any such events could result in a decline, which could be substantial, in the market price of our common units.

We have recorded goodwill impairment charges and recorded write-downs of finished goods and raw material inventories with respect to our Pasadena Facility, and we could be required to record additional material impairment charges and write-downs in the future.

We recently lowered our profitability expectations for the Pasadena Facility primarily due to lower projected market prices for ammonium sulfate. As a result, during the nine months ended September 30, 2013, we recorded a goodwill impairment charge of approximately $30.0 million relating to the Agrifos Acquisition, we lowered the fair value of the potential earn-out consideration we may be required to pay in connection with the Agrifos Acquisition to zero and we incurred an approximate $7.3 million write-down of ammonium sulfate, sulfur and sulfuric acid inventory. For further information, see Notes 4, 5 and 7 to the consolidated financial statements included in Part I of this report.

The future profitability of our Pasadena Facility will be significantly affected by, among other things, nitrogen fertilizer product prices and the prices of the inputs to its production processes. It is possible that adverse changes to supply and demand factors relating to the Pasadena Facility’s nitrogen fertilizer products could require us to lower our expectations for the profitability of the facility in the future. If this were to occur, we could be required to record additional material impairment charges and write-downs, which could have a material adverse effect on our results of operations, the trading price of our common unit and our reputation.

ITEM 6. EXHIBITS.

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Partners’ Capital, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH NITROGEN PARTNERS, L.P. BY: RENTECH NITROGEN GP, LLC, ITS GENERAL PARTNER

Dated: November 7, 2013	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer and Director of Rentech Nitrogen GP, LLC

Dated: November 7, 2013	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer of Rentech Nitrogen GP, LLC