Form 10-K
period 2013-12-31
Rentech Nitrogen Partners, L.P.
filed 2014-03-17
CIK 1525998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $457.5 million (based upon the closing price of the common units on June 28, 2013, as reported by the New York Stock Exchange).

As of February 28, 2014, the registrant had 38,888,849 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K, or this Annual Report, and other reports or materials that we have filed or will file with the Securities and Exchange Commission, or the SEC, (as well as information included in oral statements or other written statements made or to be made by us or our management), contain or may contain “forward-looking statements.” Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures (including for maintenance or expansion projects and environmental expenditures) and the impact of such expenditures on our performance, and our operating costs. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Factors that could affect our results include the risk factors detailed in Part I—Item 1A “Risk Factors” and from time to time in our periodic reports and registration statements filed with the SEC. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

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

PART I

ITEM 1. BUSINESS

Change in Fiscal Year End

During 2012, the board of directors of our general partner approved a change in our fiscal year end from September 30 to December 31. The periods presented in this report include the calendar years ended December 31, 2013, 2012 and 2011, the three months ended December 31, 2011 and 2010 and the fiscal year ended September 30, 2011.

Overview

We are a Delaware limited partnership formed in July 2011 by Rentech, a publicly traded entity on the NASDAQ Stock Market under the symbol “RTK,” to own, operate and expand our fertilizer business. We own and operate two fertilizer facilities: our East Dubuque Facility and our Pasadena Facility. Our East Dubuque Facility is located in East Dubuque, Illinois, and has been in operation since 1965. We produce primarily ammonia and urea ammonium nitrate solution, or UAN, at our East Dubuque Facility, using natural gas as the facility’s primary feedstock. Our Pasadena Facility, which we acquired in November 2012, is located in Pasadena, Texas, and has been in operation producing various products since the 1940s. In 2011, our Pasadena Facility was converted to the production of high-quality granulated synthetic ammonium sulfate, and began selling ammonium sulfate and ammonium thiosulfate as its primary products using ammonia and sulfur as the facility’s primary feedstocks.

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

The Pasadena Facility is the largest producer of synthetic ammonium sulfate and the third largest producer of ammonium sulfate in North America. We believe that our ammonium sulfate has several characteristics that distinguish it from competing products. In general, the ammonium sulfate that is available for sale in our industry is a byproduct of other processes and does not have certain characteristics valued by customers. Our ammonium sulfate is sized to the specifications preferred by customers and may more easily be blended with other fertilizer products. We also believe that our ammonium sulfate has a longer shelf-life, is more stable and is more easily transported and stored than many other competing products.

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

We seek to continue organically expanding capacity at our fertilizer facilities, although any such expansion projects are likely to be smaller than the recently-completed capacity expansions at each facility. We may evaluate acquisitions of assets and businesses that generate qualifying income for publicly traded limited partnerships, through outright acquisitions or through partnerships or joint ventures, although we are not actively seeking or pursuing such acquisitions at the time of filing. Our objective in any acquisition or expansion project is to achieve returns on investment at least commensurate with the risk of such investment. Acquisitions may be for common units, cash or other consideration; we do not intend to fund acquisitions from operating cash flow, therefore, any acquisitions or expansion projects are expected to require new capital. Acquisitions and expansion projects involve numerous risks and uncertainties, including the potential unavailability of financing if needed, difficulties in completing any transaction on sufficiently favorable terms or any construction project on budget, and the possibility that any expected benefits of the acquisition or expansion projects may not be realized. As a result, there can be no assurance that we will be able to complete any acquisitions or expansion project on a timely basis or at all.

Organizational Structure

The following diagram depicts our organizational structure as of February 28, 2014 (all percentage ownership interests are 100% unless otherwise noted):

Business

Our East Dubuque Facility

Our East Dubuque Facility is located on approximately 210 acres in the northwest corner of Illinois on a 140-foot bluff above the Upper Mississippi River. Our East Dubuque Facility produces ammonia, UAN, liquid and granular urea, nitric acid and food-grade carbon dioxide, or CO2, using natural gas as its primary feedstock. Our East Dubuque Facility operates continuously, except for planned shutdowns for maintenance and efficiency improvements, and unplanned shutdowns. Our East Dubuque Facility can optimize its product mix according to changes in demand and pricing for its various products. Some of these products are final products sold to customers, and others, including ammonia, are both final products and feedstocks for other products, such as UAN, nitric acid, liquid urea and granular urea.

The following table sets forth our East Dubuque Facility’s current rated production capacity for the listed products in tons per day and tons per year, and its product storage capacity.

Product	Approximate Production Capacity		Product Storage Capacity
	Tons /Day	Tons /Year(1)
Ammonia	1,020	372,300	60,000 tons (3 tanks); 15,000 tons(2)
UAN	1,100	401,500	80,000 tons (2 tanks)
Urea (liquid)	460	167,900	Limited capacity is not a factor
Urea (granular)	140	51,100	12,000 granular ton warehouse
Nitric acid	380	138,700	Limited capacity is not a factor
CO2	350	127,750	1,900 tons

(1)	Production capacity for the year is based on daily rated production capacity times 365 days. The number of actual operating days will vary from year to year.
(2)	Represents 15,000 tons of storage capacity at the terminal of Agrium U.S.A., Inc., or Agrium, in Niota, Illinois where we have the right to store ammonia pursuant to our distribution agreement with Agrium. Our right to store ammonia at this terminal expires on June 30, 2016, but automatically renews for successive one year periods, unless we deliver a termination notice to Agrium with respect to such storage rights at least three months prior to an automatic renewal. Notwithstanding the foregoing, our right to use the storage space immediately terminates if the distribution agreement terminates in accordance with its terms. See “—Marketing and Distribution.”

The following table sets forth the amount of products produced by, and shipped from, the East Dubuque Facility for the calendar years ended December 31, 2013, 2012 and 2011, the three months ended December 31, 2011 and 2010, and the fiscal year ended September 30, 2011:

	For the Calendar Years Ended December 31,			For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2013	2012	2011	2011	2010	2011
	(in thousands of tons)
Products Produced
Ammonia	244	293	261	63	75	273
UAN	262	301	294	68	86	312
Urea (liquid)	137	139	130	30	37	137
Urea (granular)	22	23	16	4	6	18
Nitric acid	106	122	118	27	35	126
CO2	69	76	92	16	34	109
Products Shipped
Ammonia	103	149	135	55	44	125
UAN	269	291	301	65	79	315
Urea (liquid)	21	13	12	3	3	12
Urea (granular)	22	22	17	4	4	17
Nitric acid	14	14	15	3	3	15
CO2	71	76	92	15	34	110

Expansion Projects

Our ammonia production and storage capacity expansion project at the East Dubuque Facility was substantially completed in 2013 with approximately $95.8 million spent through 2013. The remaining work to be completed for the project includes purchases of spare parts, simulation software and other items at a cost of approximately $2.0 million. The ammonia production and storage capacity expansion project increased our ammonia production capacity by approximately 23%, or 190 tons per day, and storage capacity by approximately 20,000 tons.

We are continually evaluating or pursuing opportunities to increase our profitability by expanding the East Dubuque Facility’s production capabilities and product offerings, including with the following expansion projects:

•	Urea Expansion Project. In 2013, we commenced installation of a CO2 compressor which is expected to increase liquid urea production at our East Dubuque Facility to approximately 484 tons per day or 176,660 tons annually. This project is expected to be completed during 2014. We estimate that the total project cost will be approximately $3.5 million. We intend to fund the costs of this project with proceeds from the offering of the $320.0 million of 6.5% second lien senior secured notes due 2021, or the Notes, we completed in April 2013.

•	Nitric Acid Expansion Project. In the second quarter of 2014, we intend to commence the replacement of a compressor train in one of our nitric acid plants at our East Dubuque Facility ,which is expected to increase nitric acid production at the facility by approximately 30 tons per day or 11,000 tons annually and decrease electric power usage. We expect to complete this project during the fourth quarter of 2014 at a cost of approximately $7.0 million. We expect to fund this project with new capital. We cannot assure you that such equity capital will be available on satisfactory terms or at all. In the event we do not have sufficient capital for the project, we would need to find alternative sources of funding or curtail the project.

Products

Our East Dubuque Facility’s product sales are heavily weighted toward sales of ammonia and UAN, which together made up 80% or more of our East Dubuque Facility’s total revenues for the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011. A majority of our East Dubuque Facility’s products are sold through our distribution agreement with Agrium as described below under “—Marketing and Distribution,” with the exception of CO2, which we sell directly to customers in the food and beverage market at negotiated contract prices. Although ammonia and UAN may be used interchangeably in some cases, each has its own characteristics, and customer product preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices and the cost and availability of appropriate storage, transportation, handling and application equipment, each of which vary among these two products. During the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, we sold more than 90% of our East Dubuque Facility’s nitrogen products to customers for agricultural application, with the remaining portion being sold to customers for industrial uses.

Ammonia. Our East Dubuque Facility produces ammonia, the simplest form of nitrogen fertilizer and the feedstock for the production of other nitrogen fertilizers. The ammonia processing unit at our East Dubuque Facility has a current rated capacity of approximately 1,020 tons per day. Our East Dubuque Facility’s ammonia product storage consists of three 20,000 ton tanks and 15,000 tons of leased storage in Niota, Illinois. Ammonia is used in the production of all other products produced by our East Dubuque Facility, except CO2.

UAN. UAN is a liquid fertilizer that has a slight ammonia odor and, unlike ammonia, it does not need to be refrigerated or pressurized when transported or stored. Our East Dubuque Facility has two UAN storage tanks with a combined capacity of 80,000 tons.

Urea. Our East Dubuque Facility’s urea solution is sold in its liquid state, processed into granular urea through the facility’s urea granulation plant to create dry granular urea (46% nitrogen concentration) or upgraded into diesel exhaust fluid, or DEF, or UAN. We assess market demand for each of these four end products and allocate our East Dubuque Facility’s produced urea solution as appropriate. We sell liquid urea, including DEF, primarily to industrial customers in the power, ethanol and diesel emissions markets. DEF is a urea-based chemical reactant that is intended to reduce nitrogen oxide emissions in the exhaust systems of certain diesel engines of trucks and off-road farm and construction equipment. Although we believe there is high demand for our granular urea in agricultural markets, we sell granular urea primarily to customers in specialty urea markets where the spherical and consistent size of the granules resulting from our “curtain granulation” technology generally command a premium price. Our East Dubuque Facility has a 12,000 ton capacity bulk warehouse that can be used for dry bulk granular urea storage.

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

Marketing and Distribution

In 2006, we entered into a distribution agreement with Agrium under which a majority of our East Dubuque Facility’s products, including ammonia and UAN, are sold. Pursuant to the distribution agreement, Agrium is obligated to use commercially reasonable efforts to promote the sale of, and to solicit and secure orders from its customers for, nitrogen fertilizer products comprising ammonia, liquid and granular urea, UAN and nitric acid. Under the distribution agreement, Agrium bears the credit risk on products sold through Agrium pursuant to the agreement. The distribution agreement has a term that ends in April 2016, but automatically renews for subsequent one-year periods, unless either party delivers a termination notice to the other party at least three months prior to an automatic renewal.

During the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, 79% or more of our East Dubuque Facility product sales were through Agrium pursuant to the distribution agreement, and the remainder sold directly to other customers. Our management pre-approves price, quantity and other terms for each sale through Agrium, and we pay Agrium a commission for its services. Our rights under the distribution agreement include the right to store specified amounts of our ammonia for a monthly fee at Agrium’s ammonia terminal in Niota, Illinois, which serves as a distribution point where ammonia produced at our East Dubuque Facility is sold. Our right to store ammonia at Agrium’s terminal expires on June 30, 2016, but automatically renews for successive one year periods, unless we deliver a termination notice to Agrium with respect to such storage rights at least three months prior to an automatic renewal. Notwithstanding the foregoing, our right to use the storage space immediately terminates if the distribution agreement terminates in accordance with its terms. Outside of the distribution agreement, we also sell our East Dubuque Facility’s nitrogen products and CO2 directly to our customers.

Under the distribution agreement, we pay commissions to Agrium not to exceed $5 million during each contract year on applicable gross sales during the first 10 years of the agreement. The commission rate was 2% during the first year of the agreement and increased by 1% on each anniversary date of the agreement up to the current rate of 5%, which is the maximum allowable rate under the distribution agreement during the first 10 years of the agreement. For the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, the effective commission rate associated with sales under the distribution agreement was 3.6%, 2.7%, 2.6% and 4.3%, respectively.

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

In certain instances, customers take delivery of products on a FOB destination basis. In these circumstances, we are responsible for the associated transportation costs. In order to accommodate barge and rail deliveries, we own and operate a barge dock on the Mississippi River, and a rail spur that connects to the Burlington Northern Santa Fe Railway and the Canadian National Railway Company, or Canadian National. We also ship products by barge to our leased storage facility in Niota, Illinois, which provides another distribution point from which our customers may pick up our East Dubuque Facility’s products by truck.

We believe that having the option to transport our East Dubuque Facility’s nitrogen products by barge or rail provides us with the flexibility to sell the facility’s products to locations that cannot be economically delivered by truck. However, transportation by truck generally is not subject to many of the risks and costs associated with transportation by barge or rail. Barge transportation from the Gulf Coast frequently is constrained by unpredictable conditions and limited equipment and storage infrastructure on the Mississippi River. Lock closures on the Upper Mississippi River can be caused by a variety of conditions, including inclement weather or surface conditions, and can unexpectedly delay barge transportation. In addition, in the United States, there are only two towing companies that transport ammonia by barge and only 32 active barges available for ammonia transport, and we believe those barges are fully utilized for transport of the current levels of ammonia produced in the United States. Ammonia storage sites and terminals served by barge on the Mississippi River are controlled primarily by CF Industries Holdings, Inc., or CF Industries, Koch Industries, Inc., or Koch, and Agrium. Because ownership of storage sites and terminals is limited to these competitors, other competitors who rely on barge transportation could encounter storage limitations associated with the seasonal Mississippi River closure that occurs annually from mid-November to early March. Railroads also charge premium prices to ship certain toxic inhalation hazard, or TIH, chemicals, including ammonia, due in part to additional liability insurance costs incurred by the railroads. We believe that railroads are taking other actions, such as requiring indemnification from their customers for liabilities relating to TIH chemicals, to shift the risks they face from shipping TIH chemicals to their customers, which may make transportation of ammonia by rail less economically feasible.

Customers

We sell a majority of our East Dubuque Facility’s nitrogen products to customers located in the facility’s core market. We sold over 90% of our East Dubuque Facility’s nitrogen products to customers for agricultural uses during the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011. Given the nature of our business, and consistent with industry practice, we generally do not have long-term minimum sales contracts for fertilizer products with any of our customers.

In the aggregate, our East Dubuque Facility’s top five ammonia customers represented approximately 57%, 54%, 54% and 46%, respectively, of the facility’s ammonia sales for the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, and our East Dubuque Facility’s top five UAN customers represented approximately 59%, 38%, 53% and 50%, respectively, of the facility’s UAN sales for these periods. For the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, approximately 2%, 2%, 1% and 3%, respectively, of our East Dubuque Facility’s total product sales were to Agrium as a direct customer (rather than a distributor) and approximately 12%, 9%, 7% and 15%, respectively, of our East Dubuque Facility’s total product sales were to Crop Production Services, Inc., or CPS, a controlled affiliate of Agrium.

Seasonality and Volatility

Ammonia, UAN and other nitrogen based fertilizer sales are seasonal, based upon planting, growing and harvesting cycles, and product availability. Inventories must be accumulated to allow for customer shipments during the spring and fall fertilizer application seasons, which require significant storage capacity. The accumulation of inventory to be available for seasonal sales requires us to maintain significant working capital. This seasonality generally results in higher fertilizer prices during peak fertilizer application periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the fall. Our East Dubuque Facility products are sold both on the spot market for immediate delivery and under product prepayment contracts for future delivery at fixed prices. The terms of the product prepayment contracts, including the percentage of the purchase price paid as a down payment, can vary from season to season. Variations in the proportion of product sold through forward sales contracts and variations in the terms of the product prepayment contracts can increase the seasonal volatility of our cash flows and cause changes in the patterns of seasonal volatility from year-to-year. The cash from product prepayment contracts is included in our operating cash flow in the quarter in which the cash is received, while revenue related to product prepayment contracts is recognized when products are picked-up or delivered and the customer takes title. As a result, the cash received from product prepayment contracts increases our operating cash flow in the quarter in which the cash is received, but may effectively reduce our operating cash flow in a subsequent quarter if the cash was received in a quarter prior to the one in which the revenue is recorded. See Part II—Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Another seasonal factor affecting our industry is the effect of weather-related conditions on the ability to transport products by barge on the Upper Mississippi River. During portions of the winter, the Upper Mississippi River cannot be used for transport due to lock closures, which could preclude the transportation of nitrogen products by barge during this period and may increase transportation costs. The following table sets forth the percentage of ammonia and UAN tonnage sold that was transported from our East Dubuque Facility by barge:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2013	2012	2011	2011
Ammonia	4.8%	5.6%	2.3%	4.4%
UAN	—	1.7%	—	3.7%

The following table shows total tons of our East Dubuque Facility’s products shipped for each quarter presented below:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2013	2012	2011	2011
	(in thousands of tons)
Ammonia
Quarter ended March 31	11	30		20
Quarter ended June 30	41	40		43
Quarter ended September 30	24	31		18
Quarter ended December 31	27	48	55	44
UAN
Quarter ended March 31	61	34		30
Quarter ended June 30	59	92		129
Quarter ended September 30	117	110		77
Quarter ended December 31	32	55	65	79
Other Nitrogen Products
Quarter ended March 31	15	13		12
Quarter ended June 30	20	13		15
Quarter ended September 30	14	14		7
Quarter ended December 31	8	9	10	10
CO2
Quarter ended March 31	23	15		27
Quarter ended June 30	24	15		26
Quarter ended September 30	21	25		23
Quarter ended December 31	3	21	15	34

Total Tons Shipped	500	565	145	594

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

Raw Materials

The principal raw material used to produce nitrogen fertilizer products at our East Dubuque Facility is natural gas. We historically have purchased natural gas in the spot market, through the use of forward purchase contracts, or a combination of both. We use forward purchase contracts to lock in pricing for a portion of our East Dubuque Facility’s natural gas requirements. These forward purchase contracts are generally either fixed-price or index-priced, short term in nature and for a fixed supply quantity. Our policy is to purchase enough natural gas under fixed-price forward contracts to manufacture the products that have been sold under product prepayment contracts for later delivery, effectively fixing a substantial portion of the gross margin on pre-sold product. We are able to purchase natural gas at competitive prices due to our East Dubuque Facility’s connection to the Northern Natural Gas interstate pipeline system, which is within one mile of the facility, and its connection to the ANR Pipeline Company, or ANR, pipeline. The pipelines are connected to Nicor Inc.’s, or Nicor, distribution system at the Chicago Citygate receipt point and at the Hampshire interconnect, respectively, from which natural gas is transported to the facility. Though we do not purchase natural gas for the purpose of resale, we occasionally sell natural gas when purchase commitments exceed production requirements and storage capacities or when the margin from selling natural gas exceeds the margin from producing additional ammonia. The location of our East Dubuque Facility’s receipt point has allowed us to obtain relatively favorable natural gas prices for sales of our excess natural gas using the Chicago Citygate price point created by the stable residential demand for the commodity in the city of Chicago, Illinois. The following table shows the natural gas purchased and used in production:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2013	2012	2011	2011
Volume (MMBtu, or million British thermal units)	8,942,000	10,644,000	2,299,000	10,303,000

Changes in the levels of natural gas prices and market prices of nitrogen-based products can materially affect our financial position and results of operations. Natural gas prices in the United States have experienced significant fluctuations over the last several years, increasing substantially in 2008 and subsequently declining to the current lower levels. The price changes have been driven by changes in the demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. Several recent discoveries of large natural gas deposits in North America, combined with advances in technology for natural gas production also have caused large increases in the estimates of available natural gas reserves and production in the United States, contributing to significant reductions in the market price of natural gas. One major factor in the recent decrease in natural gas prices has been the use of technologies, including hydraulic fracturing and horizontal drilling, which have substantially increased the amount of natural gas produced in the United States. Hydraulic fracturing is the process of fracturing the underground formation with water, sand and chemicals under high pressure to recover natural gas from coalbeds and shale gas formations that otherwise may have been inaccessible. Horizontal drilling involves drilling a well from the surface to a subsurface location and then proceeding horizontally, which typically exposes significantly more reservoir rock to the well bore and thus results in greater potential natural gas recovery than traditional vertical drilling. Seasonal fluctuations in natural gas prices exist within each year resulting from various supply and demand factors, including, but not limited to, the severity of winter weather and its effect on consumer and industrial demand for heating, the severity of summer weather and its effect on industrial demand by utilities for electrical generation, and hurricane activity in the Gulf of Mexico.

We entered into fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through March 31, 2014. As of December 31, 2013, the total MMBtus associated with these forward purchase contracts are approximately 2.2 million and the total amount of the purchase commitments are approximately $8.6 million, resulting in a weighted average rate per MMBtu of approximately $3.98 in these commitments. Subsequent to December 31, 2013 through February 28, 2014, we entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through March 31, 2014. The total MMBtus associated with these additional forward purchase contracts are approximately 0.5 million and the total amount of the purchase commitments are approximately $4.5 million, resulting in a weighted average rate per MMBtu of approximately $9.27 in these commitments. As of February 28, 2014, we have sold approximately 0.1 million MMBtus of our forward purchase contracts at a gain of approximately $1.4 million. The primary reason for the large increase in the local price of natural gas was the sustained operational problems encountered by a pipeline operated by a major transporter of natural gas in the Midwest. During the first quarter of 2014, these operational problems resulted in local natural gas prices being in the range of $10 in certain cases. If the prices of natural gas remain high, this would have a material adverse impact on our results of operations.

Competition

Our East Dubuque Facility competes with a number of domestic and foreign producers of nitrogen fertilizer products, many of which are larger than we are and have significantly greater financial and other resources than we do. We believe that customers for nitrogen fertilizer products make purchasing decisions principally on the delivered price and availability of the product at the critical application times. Our East Dubuque Facility’s proximity to its customers provides us with a competitive advantage over producers located further away from those customers. The nitrogen fertilizer facilities closest to our East Dubuque Facility are located in Fort Dodge, Creston and Port Neal, Iowa, approximately 190 miles, 275 miles and 300 miles, respectively, from our East Dubuque Facility, and in Lima, Ohio, approximately 350 miles to the east of our East Dubuque Facility. Our East Dubuque Facility’s physical location in the center of the Mid Corn Belt provides the facility with a transportation cost advantage, compared to other producers who must ship their products over greater distances to our East Dubuque Facility’s market area. The combination of our East Dubuque Facility’s proximity to its customers and our storage capacity at the facility allows customers to better time the pick-up and application of our products, as deliveries from more distant locations have a greater risk of missing the short periods of favorable weather conditions during which the application of nitrogen fertilizer and planting may occur. However, other producers of nitrogen fertilizer products are constructing or contemplating the construction of new nitrogen fertilizer facilities in North America, including in the Mid Corn Belt. For example, Orascom Construction Industries Company, or OCI, an Egyptian producer of fertilizer products, announced that in November 2012 a wholly-owned subsidiary of OCI broke ground on construction of a facility in our core market that is designed to produce between 1.5 to 2.0 million metric tons per year of ammonia, urea, UAN and DEF in the second half of 2015. If a new nitrogen fertilizer facility is completed in our East Dubuque Facility’s core market, it could benefit from the same competitive advantage associated with the location of our East Dubuque Facility. The completion of such a facility could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions to our unitholders.

We operate our East Dubuque Facility with natural gas as its primary feedstock. Competitors may have access to cheaper natural gas or other feedstocks that could provide them with a cost advantage. Depending on its magnitude, the amount of this cost advantage could offset the savings we may experience on transportation and storage costs as a result of our East Dubuque Facility’s location. The following table shows the average prices for natural gas in cost of sales:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2013	2012	2011	2011
Pricing ($ per MMBtu)	$4.16	$3.59	$4.75	$4.66

Our Pasadena Facility

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

Our Pasadena Facility is located on an approximately 85 acre site located on the Houston Ship Channel which includes 2,700 linear feet of water frontage and two deep-water docks. The property also includes approximately 415 acres of land which contains phosphogypsum stacks. In early 2011 prior to our ownership, the Pasadena Facility ceased production of diammonium phosphate and monoammonium phosphate. Agrifos undertook major capital and maintenance projects at the Pasadena Facility, including decommissioning certain phosphate production assets, and converting a portion of the Pasadena Facility’s assets to the production of ammonium sulfate fertilizer. Ammonium sulfate is now the primary product of the Pasadena Facility. Following the conversion, the Pasadena Facility continues to produce sulfuric acid and ammonium thiosulfate.

Our Pasadena Facility is the largest producer of synthetic ammonium sulfate and the third largest producer of ammonium sulfate in North America. We believe that our ammonium sulfate has several benefits that distinguish it from competing products. In general, the ammonium sulfate that is available for sale in our industry is a lower-quality byproduct of other processes and does not have certain characteristics valued by customers. We believe that our ammonium sulfate is sized to the specifications preferred by customers, may more easily be blended with other fertilizer products and is better suited for use in agricultural application equipment than lower-quality product. We also believe that our ammonium sulfate has a longer shelf-life, is more stable and is more easily transported and stored than many other competing products.

The following table sets forth our Pasadena Facility’s current rated production capacity for the listed products in tons per day and tons per year, and our product storage capacity.

Product	Approximate Production Capacity		Product Storage Capacity
	Tons /Day	Tons /Year(1)
Ammonium sulfate	2,100	693,000	60,000 tons
Sulfuric acid	1,750	638,750	27,000 tons
Ammonium thiosulfate	165	60,225	14,000 tons

(1)	Ammonium sulfate production capacity for the year is based on daily rated production capacity times 330 days given regular required cleanings of the granulator. Sulfuric acid and ammonium thiosulfate production capacities for the year are based on daily rated production capacity times 365 days. The number of actual operating days will vary from year to year.

The following table sets forth the amount of products produced by, and shipped from, our Pasadena Facility for the calendar year ended December 31, 2013 and the period beginning November 1, 2012 (the closing date of the Agrifos Acquisition) through December 31, 2012 (in thousands of tons):

	For the Calendar Year Ended December 31, 2013	For the Period November 1, 2012 Through December 31, 2012
	(in thousands of tons)
Products Produced
Ammonium sulfate	465	88
Sulfuric acid	478	69
Ammonium thiosulfate	60	9
Products Shipped
Ammonium sulfate	428	115
Sulfuric acid	148	27
Ammonium thiosulfate	54	—

Expansion Projects and Other Significant Capital Projects

In 2013, we completed a debottlenecking project at our Pasadena Facility. As part of this project, we made process improvements during a 23-day turnaround of the ammonium sulfate plant at the facility in December 2013. Following the December 2013 work, the ammonium sulfate production capacity at our Pasadena Facility increased by approximately 20%, from 1,750 tons per day to 2,100 tons per day. We spent approximately $7.5 million in calendar year 2013 to complete this project.

We are continually evaluating or pursuing opportunities to increase our profitability by expanding our Pasadena Facility’s production capabilities and product offerings, including with the following expansion projects:

•	Power Generation Project. We have commenced an electrical power generation project at our Pasadena Facility. As part of this project, we intend to install a steam turbine/generator set that would use excess steam produced from the sulfuric acid plant at the facility to produce electrical power. We expect that a portion of the power will be used in our Pasadena Facility, reducing electricity expenses, and the remaining power will be sold in the deregulated Texas power market, creating an additional revenue stream. We expect that this project will be completed in late 2014 at a cost of approximately $30.0 million.

•	Sulfuric Acid Converter Project. We have commenced a maintenance project to replace the sulfuric acid converter at the sulfuric acid plant at our Pasadena Facility. We expect that this project will be completed in late 2014 at a cost of approximately $18.0 million.

We intend to finance the remaining costs of these expansions and maintenance projects using proceeds from the offering of the Notes.

Products

Our Pasadena Facility’s products are applied to many types of crops including soybeans, potatoes, cotton, canola, alfalfa, corn and wheat. Our Pasadena Facility’s product sales are heavily weighted toward sales of ammonium sulfate, which made up approximately 80% of our Pasadena Facility’s total revenues for the calendar year ended December 31, 2013. Our Pasadena Facility’s products are sold primarily through distribution agreements as described below under “—Marketing and Distribution.”

Ammonium Sulfate. Ammonium sulfate is a solid dual-nutrient fertilizer produced by combining ammonia and sulfuric acid. The sulfur derived from ammonium sulfate is the form of sulfur most available as a nutrient for crops. Our Pasadena Facility produces ammonium sulfate that is sized to the specifications of other nitrogen, phosphate and potash fertilizer products which results in less segregation in blended products. The ammonium sulfate plant at our Pasadena Facility has a current rated capacity of approximately 2,100 tons per day. Our Pasadena Facility has storage capacity for 60,000 tons of ammonium sulfate. In addition, we have an arrangement with Interoceanic Corporation, or IOC, that permits us to store 59,500 tons of ammonium sulfate at IOC-controlled terminals, which are located near end customers of our Pasadena Facility’s ammonium sulfate.

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

Marketing and Distribution

We sell substantially all of our Pasadena Facility’s products through marketing and distribution agreements. Pursuant to an exclusive marketing agreement, we have entered into with IOC, IOC has the exclusive right and obligation to market and sell all of our Pasadena Facility’s ammonium sulfate product. Under the marketing agreement, IOC is required to use commercially reasonable efforts to market the product to obtain the most advantageous price. We compensate IOC for transportation and storage costs relating to the ammonium sulfate product it markets through the pricing structure under the marketing agreement. The marketing agreement has a term that ends December 31, 2016, but automatically renews for subsequent one-year periods (unless either party delivers a termination notice to the other party at least 210 days prior to an automatic renewal). The marketing agreement may be terminated prior to its stated term for specified causes. During the calendar year ended December 31, 2013 and the period beginning November 1, 2012 through December 31, 2012, the marketing agreement with IOC accounted for all of our Pasadena Facility’s ammonium sulfate revenues. In addition, we have an arrangement with IOC that permits us to store 59,500 tons of ammonium sulfate at IOC-controlled terminals, which are located near end customers. This arrangement currently is not governed by a written contract. We also have marketing and distribution agreements to sell other products that automatically renew for successive one year periods.

Transportation

Our Pasadena Facility is located on the Houston Ship Channel with access to transportation at favorable prices by barge, truck or rail. The facility has two deep-water docks and access to the Mississippi waterway system and international waterways. The docks at the facility are suitable for loading and unloading bulk or liquid barges with payloads of up to 35,000 tons. The facility is also connected to key domestic railways which permit the efficient, cost-effective distribution of its products west of the Mississippi River. We believe this provides a significant cost advantage relative to producers located on the East Coast that are forced to switch railways when shipping product to this region. Our location on the Houston Ship Channel allows our distributors or us to use low cost barge and vessel transport when selling products and purchasing feedstocks.

Customers

We sell substantially all of the products from our Pasadena Facility to IOC and our other distributors, and we do not have direct contact with our distributors’ customers. Our distributors sell a majority of our Pasadena Facility’s products to customers located west of the Mississippi River. Through our distributors, we sold all of our Pasadena Facility’s nitrogen products to customers for agricultural uses during the calendar years ended December 31, 2013 and 2012. Given the nature of our business, and consistent with industry practice, we do not have direct sales contracts for fertilizer products with any of our end customers. The majority of the sulfuric acid our Pasadena Facility sells to its distributor is placed with industrial consumers.

Seasonality and Volatility

The ammonium sulfate and ammonium thiosulfate business is seasonal, based upon planting, growing and harvesting cycles. This seasonality generally results in higher fertilizer prices during peak periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the fall. While we experience seasonality in our domestic sales of ammonium sulfate and ammonium thiosulfate, our sales internationally offset a portion of this seasonal impact in our total revenues. Further, we adjust the sales prices of these products seasonally in order to facilitate distribution of the products throughout the year. We operate the ammonium sulfate plant at our Pasadena Facility throughout the year to the extent that there is available on-site storage capacity for this product. We have 60,000 tons of storage capacity for ammonium sulfate at the facility, and an arrangement with IOC that permits us to store 59,500 tons of ammonium sulfate at IOC-controlled terminals. We manage the storage capacity by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity becomes insufficient, we would be forced to cease production of the product until such capacity becomes available. Our Pasadena Facility’s ammonium sulfate product is delivered to IOC and sold at prevailing market prices. See Part II—Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Because we sell sulfuric acid through a distributor to industrial consumers, demand for this product generally is constant during the year. Sales of industrial products, such as sulfuric acid, are generally not impacted by seasons and weather. We typically ship sulfuric acid from our Pasadena Facility each month of the year with the majority of the product sold under annual contracts.

Raw Materials

The principal raw materials used to produce nitrogen fertilizer products at our Pasadena Facility are ammonia and sulfur. We purchase ammonia for use at the facility from OCI Beaumont, LLC, or OCI Beaumont. OCI Beaumont operates an ammonia and methanol production facility on the Neches River in Nederland, Texas just outside of Beaumont, Texas. Ammonia pricing is based on a published Tampa, Florida market index. The Tampa index is commonly used in annual contracts for both the agricultural and industrial sectors, and is based on the most recent major industry transactions in the Tampa market. Pricing considerations for ammonia incorporate international supply-demand, ocean freight and production factors. A 1,800 short ton ammonia barge delivers ammonia from Beaumont, Texas to our Pasadena Facility, pursuant to a long term lease we have entered into with Port Arthur Towing Company. Ammonia purchased and used in production at our Pasadena Facility was approximately 128,000 tons in the calendar year ended December 31, 2013 and approximately 23,000 tons in the two-month period ended December 31, 2012.

We obtain sulfur for our Pasadena Facility primarily by truck from local refineries in the Houston area and, to a lesser extent, by rail car. Major suppliers of sulfur to our Pasadena Facility include refiners, such as Phillips 66 Company, Shell Oil Products U.S. and Valero Energy Corporation. Our contracts with these refiners generally have a term of one year. Once pricing for the first quarter of a year is negotiated, the price then fluctuates up or down each subsequent quarter based on changes to a Tampa index that is set on a quarterly basis through negotiations between large industry producers and consumers. Sulfur purchased and used in production at our Pasadena Facility was approximately 172,000 tons and 26,000 tons in the calendar year ended December 31, 2013 and the two-month period ended December 31, 2012, respectively.

Competition

Our Pasadena Facility competes with a number of domestic and foreign producers of nitrogen fertilizer products, many of which are larger than we are and have significantly greater financial and other resources than we do. We believe that customers who purchase the product make purchasing decisions based, in part, on the product’s size and shelf life. The majority of ammonium sulfate produced in North America and globally is generated as a byproduct of another process. We believe that our ammonium sulfate (which we refer to as synthetic ammonium sulfate) is made specifically for fertilizer, is sized to the specifications preferred by customers, is more easily blended with other fertilizer products and is better suited for use in agricultural application equipment. We also believe that our ammonium sulfate has a longer shelf-life, is more stable and is more easily transported and stored than many other competing products. Honeywell International Inc., the largest producer of ammonium sulfate in the United States is located in Hopewell, Virginia, approximately 1,350 miles from our Pasadena Facility. BASF AG, the second largest producer of ammonium sulfate, is located in Freeport, Texas, approximately 60 miles away from our Pasadena Facility. Our Pasadena Facility has access to transportation at favorable prices, such as low cost barge and vessel. We believe that our close proximity to sources of our primary feedstocks and access to low-cost transportation enables the facility to offer competitive pricing to customers adjacent to and west of the Mississippi River.

We also face competition from numerous regional producers of sulfuric acid, including E. I. du Pont de Nemours and Company located in El Paso and La Porte, Texas and Burnside, Louisiana, Rhodia Inc. located in Baytown and Houston, Texas and Chemtrade Logistics Inc., located in Beaumont, Texas.

Environmental Matters

Our business is subject to extensive and frequently changing federal, state and local, environmental, health and safety regulations governing a wide range of matters, including the emission of air pollutants, the release of hazardous substances into the environment, the treatment and discharge of waste water and the storage, handling, use and transportation of our fertilizer products, raw materials, and other substances that are part of our operations. These laws include the Clean Air Act, or the CAA, the federal Water Pollution Control Act, or the Clean Water Act, the Resource Conservation and Recovery Act, or RCRA, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, the Toxic Substances Control Act, or the TSCA, and various other federal, state and local laws and regulations. These laws, their underlying regulatory requirements and the enforcement thereof impact us by imposing:

•	restrictions on operations or the need to install enhanced or additional controls;

•	the need to obtain and comply with permits and authorizations;

•	liability for the investigation and remediation of contaminated soil and groundwater at current and former facilities (if any) and off-site waste disposal locations; and

•	specifications for the products we market.

These laws significantly affect our operating activities as well as the level of our operating costs and capital expenditures. Failure to comply with environmental laws, including the permits issued to us thereunder, generally could result in substantial fines, penalties or other sanctions, court orders to install pollution-control equipment, permit revocations and facility shutdowns. During the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, we made $0.2 million, $0.3 million, $0.5 million and $5.6 million, respectively, of environmental, health and safety-related capital expenditures at the East Dubuque Facility. During the calendar years ended December 31, 2013, 2012 and 2011, we (or the Seller) made $0.3 million, $1.0 million and $0.6 million, respectively, of environmental, health and safety-related capital expenditures at the Pasadena Facility.

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

Certain environmental regulations and risks associated with our business are outlined below. We strive to maintain compliance with these regulations; however, they are complex and varied, and our operations are heavily regulated, and we may, from time to time, fall out of compliance. As examples, the Pasadena Facility may not comply with wastewater and stormwater discharge requirements and solid and hazardous waste requirements, and the US Environmental Protection Agency, or EPA, issued in December 2011 a consent agreement and final order, or CAFO, concerning hazardous waste management and air emissions at the Pasadena Facility which imposed civil penalties of $1.8 million plus interest. Pursuant to this CAFO, penalties of approximately $0.7 million were paid prior to the closing of the Agrifos Acquisition, we were obligated to pay penalties of approximately $0.4 million in December 2012, and approximately $0.7 million in December 2013. As another example, the Illinois Environmental Protection Agency, or the IEPA, alleged that an ammonia release at our East Dubuque Facility violated environmental laws, and we entered into a settlement agreement with the agency in August 2013 requiring us to connect a device at the facility to an ammonia safety flare by December 1, 2015.

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

The regulation of air emissions under the CAA requires that we obtain various construction and operating permits, including Title V air permits and incur capital expenditures for the installation of certain air pollution control devices at our facilities. Measures have been taken to comply with various regulations specific to our operations, such as National Emission Standard for Hazardous Air Pollutants, New Source Performance Standards and New Source Review. We have incurred, and expect to continue to incur, substantial capital expenditures to maintain compliance with these and other air emission regulations that have been promulgated or may be promulgated or revised in the future. As one example, we entered into a consent decree that required us to take action to achieve compliance with the emissions limits and other requirements applicable to our East Dubuque Facility.

In July 2011, we voluntarily began operating what we believe is the first tertiary Nitrous Oxide, or N2O, catalytic converter in the United States on one of our nitric acid plants at our East Dubuque Facility. This converter is designed to convert approximately 90% of the N2O generated in our production of nitric acid into nitrogen and oxygen at that one plant. For the period from January 30, 2013 through October 15, 2013, approximately 89% or 214 tons of N2O generated by that plant was converted into nitrogen and oxygen. In late December 2013, we installed a N2O catalytic converter at the other nitric acid plant at our East Dubuque Facility. This converter is also designed to convert approximately 90% of the N2O generated in our production of nitric acid into nitrogen and oxygen. These converters also monitor and record their effect on reducing N2O emissions and we are awarded corresponding emission reduction credits for the reduction. If we do not need the credits, we can list the credits on an active registry, such as the Climate Registry maintained by the Climate Action Reserve, and sell the credits for a profit. We have entered into a five-year agreement to supply emission reduction credits with sales totaling approximately $0.1 million during each of the calendar years ended December 31, 2013 and 2012.

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

Greenhouse Gas Emissions. Currently, various legislative and regulatory measures to address greenhouse gas, or GHG, emissions (including CO2, methane and N2O) are in various phases of discussion or implementation. At the federal legislative level, Congress has previously considered legislation requiring a mandatory reduction of GHG emissions. Although Congressional passage of such legislation does not appear imminent at this time, it could be adopted at a future date. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency or impose a carbon fee.

In the absence of congressional legislation curbing GHG emissions, the EPA is moving ahead administratively under its CAA authority. In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, we monitor our GHG emissions from our facilities and began reporting the emissions to the EPA annually beginning in September 2011. In December 2009, the EPA finalized its “endangerment finding” that GHG emissions, including CO2, pose a threat to human health and welfare. The finding allows the EPA to regulate GHG emissions as air pollutants under the CAA. In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule,” which establishes new GHG emissions thresholds that determine when stationary sources, such as our facilities, must obtain permits under the Prevention of Significant Deterioration, or PSD, and Title V programs of the CAA. The permitting requirements of the PSD program apply only to newly constructed or modified major sources. Obtaining a PSD permit requires a source to install best available control technology, or BACT, for those regulated pollutants that are emitted in certain quantities. Phase I of the Greenhouse Gas Tailoring Rule, which became effective on January 2, 2011, requires projects already triggering PSD permitting that are also increasing GHG emissions by more than 75,000 tons per year to comply with BACT rules for their GHG emissions. Phase II of the Greenhouse Gas Tailoring Rule, which became effective on July 1, 2011, requires preconstruction permits using BACT for new projects that emit 100,000 tons of GHG emissions per year or existing facilities that make major modifications increasing GHG emissions by more than 75,000 tons per year. The ammonia production and storage capacity expansion project completed at our East Dubuque Facility in 2013 did not trigger the need to install BACT because actual construction commenced prior to July 1, 2011 and was not a major modification with respect to criteria pollutants. However, a future major modification to one of our facilities may require us to satisfy BACT requirements and potentially require us to meet other CAA requirements applicable to GHG emissions. The EPA’s endangerment finding, the Greenhouse Gas Tailoring Rule and certain other GHG emission rules have been challenged and will likely be subject to extensive litigation. Courts have rejected certain legal challenges to the endangerment finding, the tailoring rule, and other regulations, but other legal challenges are pending. In addition, a number of Congressional bills were introduced in 2010 and 2011 to overturn the endangerment finding and bar the EPA from regulating GHG emissions, or at least to defer such action by the EPA under the CAA, although President Obama has announced his intention to veto any such bills if passed.

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

The implementation of additional EPA regulations and/or the passage of federal or state climate change legislation will likely result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities, and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions. In addition, climate change legislation and regulations may result in increased costs not only for our business but also for agricultural producers that utilize our fertilizer products, thereby potentially decreasing demand for our nitrogen fertilizer products. Decreased demand for our fertilizer products may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

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

Underground Injection Operations. Underground injection operations are subject to the Safe Drinking Water Act, or SWDA, as well as analogous state laws and regulations. Under the SWDA, the EPA established the underground injection control, or UIC program, which includes requirements for permitting, testing, monitoring, record keeping, and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. ExxonMobil Corporation (a former owner of the Pasadena Facility), or ExxonMobil, operates injection wells located at or surrounded by our Pasadena Facility for the disposal of wastewater related to the phosphogypsum stacks. State regulations require that a permit be obtained from the applicable regulatory agencies to operate underground injection wells. Any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of ExxonMobil’s UIC permit, which could adversely impact the closure of the phosphogypsum stacks.

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

Safety, Health and Security Matters

We are subject to a number of federal and state laws and regulations related to safety, including the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes, the purpose of which are to protect the health and safety of workers. Various OSHA standards may apply to our operations, including standards concerning notices of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials and worker training and emergency response programs. We also are subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process that involves a chemical at or above the specified thresholds or any process that involves flammable liquid or gas, pressurized tanks, caverns and wells in excess of 10,000 pounds at various locations. We have an internal safety, health and security program designed to monitor and enforce compliance with worker safety requirements, and we routinely review and consider improvements in our programs. We also are subject to EPA Chemical Accident Prevention Provisions, known as the Risk Management Plan requirements, which are designed to prevent the accidental release of toxic, reactive, flammable or explosive materials, and the United States Coast Guard’s Maritime Security Standards for Facilities, which are designed to regulate the security of high-risk maritime facilities. We entered into a settlement agreement with the IEPA in August 2013 requiring us to connect a device at our East Dubuque Facility to an ammonia safety flare by December 1, 2015, and we otherwise believe that we are in material compliance with all applicable laws and regulations related to worker health and safety. Notwithstanding these preventative measures, we cannot guarantee that serious accidents will not occur in the future.

Employees

As of December 31, 2013, we had 103 non-unionized and salaried employees, and 148 unionized employees. We have collective bargaining agreements in place covering unionized employees at our East Dubuque Facility and Pasadena Facility. The agreement for the East Dubuque Facility expires on October 17, 2016. There are two agreements for the Pasadena Facility. One agreement expires on March 28, 2016 and the other expires on April 30, 2016. We have not experienced work stoppages in the recent past.

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

We operate our Pasadena Facility on an approximately 85 acre site in Pasadena, Texas located on the Houston Ship Channel which includes 2,700 linear feet of water frontage and two deep-water docks. The property also includes approximately 415 acres of unused land which contains phosphogypsum stacks. In addition, we have an arrangement with IOC that permits us to store 59,500 tons of ammonium sulfate at IOC-controlled terminals, which are located near end customers of our Pasadena Facility’s ammonium sulfate. This arrangement currently is not governed by a written contract. See “—Our Pasadena Facility—Marketing and Distribution.”

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

We may not have sufficient cash available for distribution each quarter to enable us to pay any distributions to our common unitholders. Furthermore, our partnership agreement does not require us to pay distributions on a quarterly basis or otherwise. The amount of cash we will be able to distribute on our common units principally depends on the amount of cash flow we generate from our operations, which is directly dependent upon the operating margins we generate, which have been volatile historically, and cash collections under product prepayment contracts for our products. Our operating margins are significantly affected by the price and availability of natural gas, ammonia and sulfur, market-driven product prices we are able to charge our customers and our production costs, as well as seasonality, weather conditions, governmental regulation, unplanned maintenance or shutdowns at our facilities and global and domestic demand for nitrogen fertilizer products, among other factors. In addition:

•	Our partnership agreement does not provide for any minimum quarterly distribution and our quarterly distributions, if any, will be subject to significant fluctuations directly related to the cash flow we generate after payment of our expenses due to the nature of our business.

•	The amount of distributions we make, if any, and the decision to make any distribution at all is determined by the board of directors of our general partner, whose interests may differ from those of our common unitholders. Our general partner has limited fiduciary and contractual duties, which may permit it to favor its own interests or the interests of Rentech to the detriment of our common unitholders.

•	Our Notes and the credit agreement we entered into in April 2013 (as amended), or the 2013 Credit Agreement, limit, and any credit facility or other debt instruments we enter into in the future may limit, the distributions that we can make. Our Notes and 2013 Credit Agreement contain, and any future credit facility or debt instruments we enter into may contain, financial tests and covenants that we must satisfy prior to making distributions. Any failure to comply with these tests and covenants could result in the applicable lenders prohibiting distributions by us.

•	The amount of cash available to pay any quarterly distribution to our unitholders depends primarily on our cash flow, and not solely on our profitability, which is affected by non-cash items that may be large relative to our reported net income. As a result, we may make distributions during periods when we record losses and may not make distributions during periods when we record net income.

•	The actual amount of cash available for distribution will depend on numerous factors, some of which are beyond our control, including the availability and price of natural gas, ammonia and sulfur, our operating costs, global and domestic demand for nitrogen fertilizer products, fluctuations in our capital expenditures and working capital needs, our product pre-sale and cash collection cycle and the amount of fees and expenses we incur.

•	Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, or Delaware Act, we are prohibited from making a distribution to our limited partners if the distribution would cause our liabilities to exceed the fair value of our assets.

The amount of our quarterly cash distributions, if any, will vary significantly both quarterly and annually and will be directly dependent on the performance of our business. Unlike most publicly traded limited partnerships, we do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time.

Investors who are looking for an investment that will pay regular and predictable quarterly distributions should not invest in our common units. We expect our business performance will be more seasonal and volatile, and our cash flow will be less stable, than the business performance and cash flow of most publicly traded limited partnerships. Our quarterly distributions per common unit have been as high as $1.17 and as low as $0.05. Our cash available for distribution was negative in the fourth quarter of 2013. Accordingly, our quarterly cash distributions have been and will be volatile and are expected to vary quarterly and annually. Unlike most publicly traded limited partnerships, we do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time. The amount of our quarterly cash distributions will be directly dependent on the performance of our business, which has been volatile historically for reasons including volatile nitrogen fertilizer and natural gas prices, unplanned outages, seasonal and global fluctuations in demand for nitrogen fertilizer products and the timing of our product pre-sale and cash collections. Because our quarterly distributions will be subject to significant fluctuations directly related to the cash flow we generate after payment of our fixed and variable expenses, future quarterly distributions paid to our unitholders will vary significantly from quarter to quarter and may be zero. Given the seasonal nature of our business, we expect that our unitholders will have direct exposure to fluctuations in the margins we realize on sales of nitrogen fertilizers and other products that we produce. In addition, we frequently make product sales pursuant to product prepayment contracts, whereby we receive cash in respect of product to be picked up by or delivered to a customer at a later date, but do not record revenue in respect of such sales until product is picked up or delivered. The cash received from product prepayments increases our operating cash flow in the quarter in which the cash is received, but may effectively reduce our operating cash flow in a subsequent quarter if the cash was received in a quarter prior to the one in which the revenue is recorded.

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

In recent years, we have generated positive income from operations and positive cash flow from operations. However, in the past, we sustained losses and negative cash flow from operations. Our profits and cash flow are subject to changes in the prices for our products and our main inputs, natural gas, ammonia and sulfur, which are commodities, and, as such, the prices can be volatile in response to numerous factors outside of our control. For example, during the calendar year ended December 31, 2013, the market prices for ammonia and sulfur worsened, depressing prices for our ammonium sulfate and sulfur acid products. As a result, our Pasadena Facility had to write-down approximately $12.4 million of ammonium sulfate, sulfur and sulfuric acid inventory to market value, which significantly contributed to a gross loss at the Pasadena Facility for the calendar year. Further, our profits depend on maintaining high rates of production of our products, and interruptions in operations at our facilities could materially adversely affect our profitability. In the fourth quarter of 2013, we experienced disruptions at both of our facilities. The Pasadena Facility underwent a turnaround in December 2013, which lasted longer than anticipated due to issues with a contractor and weather delays, and experienced several relatively small disruptions in production that, in the aggregate, negatively impacted production in 2013. The East Dubuque facility also experienced a turnaround and a fire, which halted the production of all products in late November and for most of December 2013. These events significantly contributed to a substantial decrease in sales volume in ammonia and UAN sales between the calendar years ended 31, 2013 and 2012. If we are not able to operate our facilities at a profit or if we are not able to retain cash or access a sufficient amount of financing for working capital, our business, financial condition, cash flow, results of operations and ability to pay cash distributions could be materially adversely affected, which could adversely affect the trading price of our common units.

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

Nitrogen fertilizer products are commodities, the prices of which can be highly volatile. The price of nitrogen fertilizer products depends on a number of factors, including general economic conditions, cyclical trends in end-user markets, supply and demand imbalances, the prices of natural gas, ammonia, sulfur and other raw materials, the prices of other commodities such as corn, soybeans, potatoes, cotton, canola, alfalfa and wheat, and weather conditions, all of which have a greater relevance because of the seasonal nature of fertilizer application. If seasonal demand exceeds the projections on which we base production, our customers may acquire nitrogen fertilizer products from our competitors, and our profitability will be negatively impacted. If seasonal demand is less than we expect, we will be left with excess inventory that will have to be stored or liquidated, which could adversely affect our operating margins and our ability to pay cash distributions. Demand for nitrogen fertilizer products is dependent on demand for crop nutrients by the global agricultural industry. In recent years, nitrogen fertilizer products have been in high demand, driven by a growing world population, changes in dietary habits and an expanded production of corn. Supply is affected by available capacity and operating rates of nitrogen producers, raw material costs, government policies and global trade. Our results of operations in any year could be negatively impacted by these factors. For example, our results for the year ended December 31, 2013 were heavily affected by significant unanticipated declines in nitrogen prices, which ended the year 20% to 30% below price levels at the beginning of the year. During the calendar year ended December 31, 2013, fertilizer prices fell due to weather factors, reduced expectations for corn acreage in 2014 and increased volumes of urea exported from China. A significant or prolonged decrease in nitrogen fertilizer prices would have a material adverse effect on our business, cash flow and ability to make cash distributions to our unitholders. Further, the margins on the sale of ammonium sulfate fertilizer products are currently lower than the margins on our other main nitrogen fertilizer products. If our costs to produce ammonium sulfate fertilizer products increase and the prices at which we sell these products do not correspondingly increase, our profits from the sale of these products may decrease or we may suffer losses on these sales. For example, during the calendar year ended December 31, 2013, our Pasadena Facility suffered a gross loss due to lower ammonium sulfate sales prices, a write-down of inventory and other factors. A significant or prolonged decrease in profits (or increase in losses) on the sale of our ammonium sulfate fertilizer products would have a material adverse effect on our business, cash flow and ability to make cash distributions to our unitholders.

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

A major factor underlying the current level of demand for corn and the use of nitrogen fertilizer products is the current production level of ethanol in the United States. Ethanol production in the United States is dependent in part upon a myriad of federal and state incentives. Such incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers than current incentive programs. Studies showing that expanded ethanol production may increase the level of GHGs in the environment, or other factors, may reduce political support for ethanol production. For example, the Volumetric Ethanol Excise Tax Credit, or VEETC, provided for a 45 cents per gallon tax credit to blenders and refiners for gasoline that has been blended with ethanol. On December 31, 2011, the VEETC expired. We cannot guarantee that any other ethanol-related subsidy will be implemented in its place. Furthermore, the EPA has proposed reducing 2014 renewable blending mandates, which could reduce the level of corn-based ethanol to be blended into the nation’s gasoline supply. If the target for use of renewable fuels such as ethanol is reduced, the demand for corn may fall significantly. Moreover, the current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass. If another ethanol-related subsidy is not implemented, or if an efficient method of producing ethanol from cellulose-based biomass is developed and commercially deployed at scale, the demand for corn may decrease significantly. Any reduction in the demand for corn and, in turn, for nitrogen fertilizer products could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions to our unitholders.

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

We have a number of competitors in the United States and in other countries, including state-owned and government-subsidized entities. Our East Dubuque Facility’s principal competitors include domestic and foreign fertilizer producers, major grain companies and independent distributors and brokers, including Koch, CF Industries, Agrium, Gavilon, LLC, CHS Inc., Transammonia, Inc., OCI and Helm Fertilizer Corp., and our Pasadena Facility’s principal competitors include domestic and foreign fertilizer producers and independent distributors and brokers, including BASF AG, Honeywell International Inc., Agrium Inc., Royal DSM N.V., Dakota Gasification Company and Martin Midstream Partners L.P.

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

If seasonal demand exceeds our projections, we will not have enough product and our customers may acquire products from our competitors. If seasonal demand is less than we expect, we will be left with excess inventory and higher working capital and liquidity requirements.

The degree of seasonality of our business can change significantly from year to year due to conditions in the agricultural industry and other factors. As a consequence of our seasonality, we expect that our distributions will be volatile and will vary quarterly and annually.

Any operational disruption at our facilities as a result of equipment failure, an accident, adverse weather, a natural disaster or another interruption could result in a reduction of sales volumes and could cause us to incur substantial expenditures. A prolonged disruption could materially affect the cash flow we expect from our facilities, or lead to a default under our 2013 Credit Agreement or our Notes.

The equipment at our facilities could fail and could be difficult to replace. Our facilities may be subject to significant interruption if they were to experience a major accident or equipment failure, including accidents or equipment failures caused during expansion projects, or if they were damaged by severe weather or natural disaster. Significant shutdowns at our facilities could significantly reduce the amount of product available for sale, which could reduce or eliminate profits and cash flow from our operations. In the fourth quarter of 2013, for example, we experienced operational disruptions at both of our facilities, which negatively affected our results of operations. Our East Dubuque Facility halted production due to a fire and operated at reduced rates following its turnaround after the discovery of the need for repairs to the foundation of one of its syngas compressors. Our Pasadena Facility also underwent a turnaround in December 2013, which lasted longer than anticipated due to issues with a contractor and weather delays. In the future, repairs to our facilities could be expensive, and could be so extensive that our facilities could not economically be placed back into service. It has become increasingly difficult to obtain replacement parts for equipment and the unavailability of replacement parts could impede our ability to make repairs to our facilities when needed. We currently maintain property insurance, including business interruption insurance, but we may not have sufficient coverage, or may be unable in the future to obtain sufficient coverage at reasonable costs. We filed an insurance claim for approximately $2.7 million related to damage caused by the fire discussed above, and incurred the $1.0 million deductible under our property insurance policy in 2013. However, the fire did not result in a long enough interruption of operations to trigger the coverage under our business interruption insurance. A prolonged disruption at our facilities could materially affect the cash flow we expect from our facilities, or lead to a default under our 2013 Credit Agreement or our Notes. In addition, operations at our facilities are subject to hazards inherent in chemical processing. Some of those hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. As a result, operational disruptions at our facilities could materially adversely impact our business, financial condition, results of operations and cash flow.

The market for natural gas has been volatile. Natural gas prices are currently at a relative low point. If prices for natural gas increase significantly, we may not be able to economically operate our East Dubuque Facility.

The operation of our East Dubuque Facility with natural gas as the primary feedstock exposes us to market risk due to increases in natural gas prices, particularly if the price of natural gas in the United States were to become higher than the price of natural gas outside the United States. During 2008, natural gas prices spiked to near-record high prices. This was due to various supply and demand factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States and global economies, and other factors. The profitability of operating our East Dubuque Facility is significantly dependent on the cost of natural gas, and our East Dubuque Facility has operated in the past, and may operate in the future, at a net loss. For example, results of operations relating to our East Dubuque Facility during the calendar year ended December 31, 2013 were negatively impacted due in part to higher market prices for natural gas. Local factors may affect the price of natural gas available to us, in addition to factors that determine the benchmark prices of natural gas. For example, during the winter of 2013-2014, the price of natural gas available to us was significantly higher than the benchmark Ventura and Henry Hub prices due to cold weather and operational problems with a pipeline. During the first quarter of 2014, local prices of natural gas have significantly increased due to operational problems with a pipeline operated by a major transporter of natural gas in the Midwest and, in certain cases, the price of natural gas was in the $10 range. Since we expect to purchase a substantial portion of our natural gas for use in our East Dubuque Facility on the spot market we remain susceptible to fluctuations in the price of natural gas in general and in local markets in particular. We also expect to use short-term, fixed supply, fixed price forward purchase contracts to lock in pricing for a portion of our natural gas requirements. Our ability to enter into forward purchase contracts is dependent upon our creditworthiness and, in the event of a deterioration in our credit, counterparties could refuse to enter into forward purchase contracts on acceptable terms. If we are unable to enter into forward purchase contracts for the supply of natural gas, we would need to purchase natural gas on the spot market, which would impair our ability to hedge our exposure to risk from fluctuations in natural gas prices. If we fix the price of natural gas with forward purchase contracts, and natural gas prices decrease, then our cost of sales could be higher than it would have been in the absence of the forward purchase contracts. However, forward purchase contracts may not protect us from all of the effects of increases in natural gas prices. A hypothetical increase of $0.10 per MMBtu of natural gas would increase our cost to produce one ton of ammonia by approximately $3.50. Higher than anticipated costs for the catalyst and other materials used at our East Dubuque Facility could also adversely affect operating results. These increased costs could materially and adversely affect our results of operations, financial condition and ability to make cash distributions.

The markets for ammonia and sulfur have been volatile. If prices for either ammonia or sulfur increase or decrease significantly, we may not be able to economically operate our Pasadena Facility.

The operation of our Pasadena Facility with ammonia and sulfur as its primary feedstocks also exposes us to market risk due to increases in ammonia or sulfur prices. Since we expect to purchase a substantial portion of our ammonia and sulfur for use in our Pasadena Facility on the spot market we remain susceptible to fluctuations in the respective prices of ammonia and sulfur. The margins on the sale of ammonium sulfate fertilizer products are relatively low. If our costs to produce ammonium sulfate fertilizer products increase and the prices at which we sell these products do not correspondingly increase, our profits from the sale of these products may decrease or we may suffer losses on these sales. A hypothetical increase of $10.00 per ton of ammonia would increase the cost to produce one ton of ammonium sulfate by approximately $2.50. A hypothetical increase of $10.00 per ton of sulfur would also increase the cost to produce one ton of ammonium sulfate by approximately $2.50. We do not believe that there is any significant opportunity to reduce the costs of these inputs through hedging.

During the calendar year ended December 31, 2013, the prices paid by our Pasadena Facility for ammonia and sulfur decreased substantially, which reduced our costs of inputs, but the prices of our products declined as well. As a result, during the calendar year ended December 31, 2013, we had significant amounts of inventory at costs representing input costs higher than the current market price for our products, and we incurred an approximate $12.4 million write-down of ammonium sulfate, sulfur and sulfuric acid inventory. Market prices for ammonium sulfate may continue to remain low, which could have a materially adverse effect on our results of operations and financial condition.

An increase in natural gas prices could impact our relative competitive position when compared to other foreign and domestic nitrogen fertilizer producers.

We rely on natural gas as our East Dubuque Facility’s primary feedstock, and the cost of natural gas is a large component of the total production cost for that facility’s nitrogen fertilizer. Nitrogen fertilizer prices in the United States tended to correlate with natural gas prices until approximately 2008 or 2009, after which time the price of natural gas in the United States has declined dramatically, and has remained significantly lower than the price of nitrogen fertilizer in many regions. The relative increase in nitrogen fertilizer prices was the result of increased demand for nitrogen-based fertilizers due to historically low stocks of global grains and a surge in the prices of corn and wheat, the primary crops in the Mid Corn Belt region. An increase in natural gas prices would impact our East Dubuque operations by making us less competitive with competitors who do not use natural gas as their primary feedstock, and would therefore have a material adverse impact on the trading price of our common units. In addition, if natural gas prices in the United States were to increase relative to prices of natural gas paid by foreign nitrogen fertilizer producers, this may negatively affect our competitive position in the Mid Corn Belt region and thus have a material adverse effect on our results of operations, financial condition, cash flows, and ability to make cash distributions.

The success of our ammonium sulfate fertilizer business depends on our ability to increase production levels and product sales and margins and to implement our expansion plans at the Pasadena Facility.

Our ammonium sulfate fertilizer business has a limited operating history upon which its business and products can be evaluated. The Pasadena Facility produced phosphate fertilizer until early 2011 when it underwent a conversion to produce ammonium sulfate fertilizer products. Because our ammonium sulfate fertilizer business has a limited operating history, we may not be able to effectively:

•	maintain or expand production capacity for ammonium sulfate fertilizer at the Pasadena Facility;

•	maintain product quality, product sales prices, margins and operating costs at levels that we currently expect;

•	achieve production rates and on-stream factors that we currently expect;

•	implement potential capital improvements, including the power generation project and the replacement of the sulfuric acid converter, to lower costs and increase revenues at the Pasadena Facility;

•	attract and retain customers for our products from our existing or expanded production capacity;

•	comply with evolving regulatory requirements, including environmental regulations;

•	anticipate and adapt to changes in the ammonium sulfate fertilizer market;

•	maintain and develop strategic relationships with distributors and suppliers to facilitate the distribution and acquire necessary materials for our products; and

•	attract, retain and motivate qualified personnel.

The operations at the Pasadena Facility are subject to many of the risks inherent in the growth of a new business. The likelihood of the facility’s success must be evaluated in light of the challenges, expenses, difficulties, complications and delays frequently encountered in the operation of a new business. Moreover, the sales prices for ammonium sulfate have significantly worsened and remain low. We cannot assure you that we will achieve the goals set forth above or any goals we may set in the future. Our failure to meet any of these goals could have a material adverse effect on our business, cash flow and ability to make cash distributions to our unitholders.

We have recorded goodwill impairment charges and recorded write-downs of finished goods and raw material inventories with respect to our Pasadena Facility, and we could be required to record additional material impairment charges and write-downs in the future.

During 2013, we lowered our profitability expectations for the Pasadena Facility primarily due to lower projected market prices for ammonium sulfate. As a result, during the calendar year ended December 31, 2013, we recorded a goodwill impairment charge of approximately $30.0 million relating to the Agrifos Acquisition, we lowered the fair value of the potential earn-out consideration we may be required to pay in connection with the Agrifos Acquisition to zero and we incurred an approximate $12.4 million write-down of ammonium sulfate, sulfur and sulfuric acid inventory in 2013.

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

The EPA reached a CAFO with ExxonMobil in September 2010 making ExxonMobil responsible for closure of the stacks, proper disposal of process wastewater related to the stacks and other expenses. In addition, the asset purchase agreement between a subsidiary of Agrifos and ExxonMobil, or the 1998 APA, pursuant to which the subsidiary purchased the Pasadena Facility in 1998 also makes ExxonMobil liable for closure and post-closure care of the stacks, with certain limitations relating to use of the stacks after the date of the agreement. ExxonMobil is in the process of closing the “south stack” (a large phosphogypsum stack that combines “stacks 2, 3 and 5”) and “stack 4” at the facility. ExxonMobil has not yet started closure of “stack 1” at the facility, which is the only remaining stack that is currently in use for disposal of waste streams. Although ExxonMobil has expended significant funds and resources relating to the closures, we cannot assure you that ExxonMobil will remain able and willing to complete closure and post-closure care of the stacks in the future, including as a result of actions taken by Agrifos prior to the closing of the Agrifos Acquisition. As of January 2012, ExxonMobil estimated that its total outstanding costs associated with the closures and long-term maintenance, monitoring and care of the stacks will be approximately $102.0 million over the next 50 years. However, the actual amount of such costs could be in excess of this amount. Subject to the terms and conditions of the Purchase Agreement, the Seller is required to indemnify us for certain environmental matters relating to the Pasadena Facility including costs relating to the closure of the stacks if such costs are not paid for by ExxonMobil. However, the Seller’s indemnification obligations are subject to important limitations including a cap of $29.0 million on the amount of indemnified losses and a deductible of $2.0 million. Further, in the event we seek indemnification from the Seller, we cannot assure you that we will be able to receive compensation for any losses we may have incurred on a timely basis, or at all.

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

In the past, governmental authorities have alleged or determined that the Pasadena Facility has been in substantial noncompliance with environmental laws and the Pasadena Facility has been the subject of numerous regulatory enforcement actions. The facility has also been subject to a number of past or current governmental enforcement actions, consent agreements, orders, and lawsuits, including, as examples, actions concerning the closure of the phosphogypsum stacks at the facility, the release of process water and wastewater, hydrogen fluoride emissions, emissions of oxides of sulfur, releases of ammonia and other hazardous substances, various alleged Clean Water Act violations, the potential for off-site contamination, and other matters. In the future, we may be required to expend significant funds to attain or maintain compliance with environmental laws. For example, the facility may not comply with wastewater and stormwater discharge requirements and solid and hazardous waste requirements. Following closure of phosphogypsum stack 1 at the facility, we may need to upgrade the facility’s wastewater system and arrange for offsite disposal of wastes that are currently disposed of onsite in order to maintain compliance with environmental laws, and the costs to design, construct, and operate such a system could be material. Regulatory findings of noncompliance could trigger sanctions, including monetary penalties, require installation of control or other equipment or other modifications, adverse permit modifications, the forced curtailment or termination of operations or other adverse impacts.

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

Any interruption in the supply of natural gas to our East Dubuque Facility through Nicor could have a material adverse effect on our results of operations, financial condition and our ability to make cash distributions.

Our East Dubuque operations depend on the availability of natural gas. We have an agreement with Nicor pursuant to which we access natural gas from the ANR and Northern Natural Gas pipelines. Our access to satisfactory supplies of natural gas through Nicor could be disrupted due to a number of causes, including volume limitations under the agreement, pipeline malfunctions, service interruptions, mechanical failures or other reasons. The agreement extends for five consecutive periods of 12 months each, with the first period having commenced on November 1, 2010 and the last period ending October 31, 2015. For each period, Nicor may establish a bidding period during which we may match the best bid received by Nicor for the natural gas capacity provided under the agreement. We could be out-bid for any of the remaining periods under the agreement. In addition, upon expiration of the last period, we may be unable to renew the agreement on satisfactory terms, or at all. Any disruption in the supply of natural gas to our East Dubuque Facility could restrict our ability to continue to make products at the facility. In the event we needed to obtain natural gas from another source, we would need to build a new connection from that source to our East Dubuque Facility and negotiate related easement rights, which would be costly, disruptive and/or unfeasible. As a result, any interruption in the supply of natural gas through Nicor could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

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

Our operations are subject to significant operating hazards and interruptions. Any significant curtailing of production at one of our facilities or individual units within one of our facilities could result in materially lower levels of revenues and cash flow for the duration of any shutdown and materially adversely impact our ability to make cash distributions to our unitholders. Operations at our facilities could be curtailed or partially or completely shut down, temporarily or permanently, as the result of a number of circumstances, most of which are not within our control, such as:

•	unplanned maintenance or catastrophic events such as a major accident or fire, damage by severe weather, flooding or other natural disaster;

•	labor difficulties that result in a work stoppage or slowdown;

•	environmental proceedings or other litigation that compel the cessation of all or a portion of the operations at one of our facilities;

•	increasingly stringent environmental and emission regulations;

•	a disruption in the supply of natural gas to our East Dubuque Facility or ammonia or sulfur to our Pasadena Facility; and

•	a governmental ban or other limitation on the use of fertilizer products, either generally or specifically those manufactured at our facilities.

The magnitude of the effect on us of any unplanned shutdown will depend on the length of the shutdown and the extent of the operations affected by the shutdown.

Our East Dubuque Facility and Pasadena Facility also require a planned maintenance turnaround every two years. Turnarounds at our East Dubuque Facility generally last between 18 and 25 days, and turnarounds at our Pasadena Facility generally last between 14 and 25 days. We intend to alternate the year in which a turnaround occurs at each facility, so that both facilities do not experience a turnaround in the same year. Upon completion of a facility turnaround, we may face delays and difficulties restarting production at our facilities. For example, in October 2009, our ammonia facility at our East Dubuque Facility underwent a 15-day maintenance turnaround and a subsequent 15-day unplanned shutdown due to equipment failures. Similarly, during the fourth quarter of 2013, our East Dubuque Facility halted production due to a turnaround and a fire. Our Pasadena Facility also underwent a turnaround in December of 2013, which lasted longer than anticipated due to issues with a contractor and weather delays. The duration of our turnarounds or other shutdowns, and the impact they have on our operations, have in the past and could in the future materially adversely affect our cash flow and ability to make cash distributions in the quarter or quarters in which such turnarounds or shutdowns occur.

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

For example, as discussed above, RNP’s results for the year ended December 31, 2013 were heavily affected by significant unanticipated declines in nitrogen prices due to weather factors, reduced expectations for corn acreage in 2014 and increased volumes of urea exported from China.

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

Our business is subject to extensive and frequently changing federal, state and local environmental, health and safety regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water and the storage, handling, use and transportation of our nitrogen fertilizer products. These laws include the CAA, the Clean Water Act, the RCRA, CERCLA, the TSCA, and various other federal, state and local laws and regulations. Violations of these laws and regulations could result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations or facility shutdowns. In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement of laws and regulations or other developments could require us to make additional expenditures. Many of these laws and regulations are becoming increasingly stringent, and we expect the cost of compliance with these requirements to increase over time. The ultimate impact on our business of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that our operations may change over time and certain implementing regulations for laws, such as the CAA, have not yet been finalized, are under governmental or judicial review or are being revised. These expenditures or costs for environmental compliance could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

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

Our business is subject to accidental spills, discharges or other releases of hazardous substances into the environment. Past or future spills related to our facilities or transportation of products or hazardous substances from our facilities may give rise to liability (including strict liability, or liability without fault, and potential cleanup responsibility) to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. For example, we could be held strictly liable under CERCLA, for past or future spills without regard to fault or whether our actions were in compliance with the law at the time of the spills. Pursuant to CERCLA and similar state statutes, we could be held liable for contamination associated with our facilities, facilities we formerly owned or operated (if any) and facilities to which we transported or arranged for the transportation of wastes or byproducts containing hazardous substances for treatment, storage or disposal. The potential penalties and cleanup costs for past or future releases or spills, liability to third parties for damage to their property or exposure to hazardous substances, or the need to address newly discovered information or conditions that may require response actions could be significant and could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions. For a discussion of releases at the Pasadena Facility, see the risk factor captioned “Soil and groundwater at the Pasadena Facility is pervasively contaminated, and we may incur costs to investigate and remediate known or suspected contamination at the Pasadena Facility. We may also face legal actions or sanctions or incur costs related to contamination or noncompliance with environmental laws at the facility.” In addition, limited subsurface investigation indicates the presence of certain contamination at the East Dubuque facility. In the future, we may determine that there are conditions at the East Dubuque Facility that require remediation or other response.

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

Currently, various legislative and regulatory measures to address GHG emissions (including CO2, methane and N2O) are in various phases of discussion or implementation. At the federal legislative level, Congress has previously considered legislation requiring a mandatory reduction of GHG emissions. Although Congressional passage of such legislation does not appear imminent at this time, it could be adopted at a future date. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency or impose a carbon fee.

In the absence of congressional legislation curbing GHG emissions, the EPA is moving ahead administratively under its CAA authority. In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, we monitor our GHG emissions from our facilities and began reporting the emissions to the EPA annually beginning in September 2011. In December 2009, the EPA finalized its “endangerment finding” that GHG emissions, including CO2, pose a threat to human health and welfare. The finding allows the EPA to regulate GHG emissions as air pollutants under the CAA. In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule,” which establishes new GHG emissions thresholds that determine when stationary sources, such as our facilities, must obtain permits under the PSD, and Title V programs of the CAA. The permitting requirements of the PSD program apply only to newly constructed or modified major sources. Obtaining a PSD permit requires a source to install the BACT, for those regulated pollutants that are emitted in certain quantities. Phase I of the Greenhouse Gas Tailoring Rule, which became effective on January 2, 2011, requires projects already triggering PSD permitting that are also increasing GHG emissions by more than 75,000 tons per year to comply with BACT rules for their GHG emissions. Phase II of the Greenhouse Gas Tailoring Rule, which became effective on July 1, 2011, requires preconstruction permits using BACT for new projects that emit 100,000 tons of GHG emissions per year or existing facilities that make major modifications increasing GHG emissions by more than 75,000 tons per year. The ammonia production and storage capacity expansion project completed in 2013 at our East Dubuque Facility did not trigger the need to install BACT because actual construction was commenced prior to July 1, 2011 and was not a major modification with respect to criteria pollutants. However, a future major modification to our East Dubuque Facility or our Pasadena Facility may require us to install BACT and potentially require us to meet other requirements. The EPA’s endangerment finding, the Greenhouse Gas Tailoring Rule and certain other GHG emission rules have been challenged and will likely be subject to extensive litigation, although courts have rejected certain legal challenges to the endangerment findings, the Greenhouse Gas Tailoring Rule, and other regulations. In addition, a number of Congressional bills were introduced in 2010 and 2011 to overturn the endangerment finding and bar the EPA from regulating GHG emissions, or at least to defer such action by the EPA under the CAA, although President Obama has announced his intention to veto any such bills if passed.

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

We use Agrium as a distributor of a significant portion of our nitrogen fertilizer products of our East Dubuque Facility pursuant to a distribution agreement between Agrium and us. For the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, between 79% and 92% of our East Dubuque Facility’s total product sales were made through Agrium. Under the distribution agreement, if we are unable to reach an agreement with Agrium for the purchase and sale of our products, Agrium is under no obligation to make such purchase and sale. Agrium sells products that compete with ours, and may be incentivized to prioritize the sale of its products over ours. In the event of any decline in sales of our products through Agrium as distributor, we may not be able to find buyers for our products.

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

In addition to distributing our products, Agrium is also one of our significant customers. For the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, approximately 2%, 2%, 1% and 3%, respectively, of our total product sales were to Agrium as a direct customer (rather than a distributor) and approximately 12%, 9%, 7% and 15%, respectively, of our total product sales were to CPS, a controlled affiliate of Agrium. Agrium or CPS could elect to reduce or cease purchasing our products for a number of reasons, especially if our relationship with Agrium as a distributor were to end. If our sales to Agrium as a direct customer or CPS decline, we may not be able to find other customers to purchase the excess supply of our products.

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

We have a marketing agreement that grants IOC the exclusive right and obligation to market and sell all of our Pasadena Facility’s granular ammonium sulfate. The marketing agreement has a term that ends December 31, 2016, but automatically renews for subsequent one-year periods (unless either party delivers a termination notice to the other party at least 210 days prior to an automatic renewal). The marketing agreement may be terminated prior to its stated term for specified causes. If we are unable to renew our contract with IOC, we may be unable to find buyers for our granular ammonium sulfate. In addition, we have an arrangement with IOC that permits us to store 59,500 tons of ammonium sulfate at IOC-controlled terminals, which are located near end customers of our Pasadena Facility’s ammonium sulfate. This arrangement currently is not governed by a written contract. If we lose the right to store ammonium sulfate at these IOC-controlled terminals, we may not be able to find suitable replacement storage on acceptable terms, or at all, and we may be forced to reduce production. Any loss of IOC as our distributor, loss of our storage rights or decline in sales of products through IOC could materially adversely affect our results of operations, financial condition and ability to make cash distributions.

Due to our dependence on significant customers, the loss of one or more of our significant customers could adversely affect our results of operations and our ability to make distributions to our unitholders.

Our business depends on significant customers, and the loss of one or several significant customers may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions to our unitholders. In the aggregate, our top five ammonia customers represented approximately 57%, 54%, 54% and 46%, respectively, of our ammonia sales for the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, and our top five UAN customers represented approximately 59%, 38%, 53% and 50%, respectively, of our UAN sales for the same periods. For the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, approximately 2%, 2%, 1% and 3%, respectively, of our East Dubuque Facility’s total product sales were to Agrium as a direct customer (rather than a distributor) and approximately 12%, 9%, 7% and 15%, respectively, of our East Dubuque Facility’s total product sales were to CPS, a controlled affiliate of Agrium. During the period beginning November 1, 2012 through December 31, 2013, the marketing agreement with IOC accounted for 100% of our Pasadena Facility’s revenues from the sale of ammonium sulfate. Given the nature of our business, and consistent with industry practice, we generally do not have long-term minimum sales contracts with any of our customers. If our sales to any of our significant customers were to decline, we may not be able to find other customers to purchase the excess supply of our products. The loss of one or several of our significant customers, or a significant reduction in purchase volume by any of them, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

The sale of our products to customers in international markets exposes us to additional risks that could harm our business, operating results, and financial condition.

Our Pasadena Facility’s products are sold through distributors to customers in North America, Brazil, New Zealand and Thailand, and our distributors could expand sales to additional international markets in the future. In addition to risks described elsewhere in this section, the sale of our products in international markets expose us to other risks, including the following:

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

In addition, our distributors must comply with complex foreign and United States laws and regulations that apply to international sales and operations. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and antitrust and competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against our distributors, prohibitions on the conduct of their business and on our ability to offer our products in one or more countries, and could also materially affect our brand, our ability to attract and retain employees, our business and our operating results. Although we have implemented policies and procedures designed to ensure our distributors’ compliance with these laws and regulations, there can be no assurance that our distributors will not violate our policies.

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

Even though our main focus is to improve profitability and grow the operations of our East Dubuque Facility and our Pasadena Facility, one of our business strategies is to consider potential acquisitions. However, acquisitions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, the potential unavailability of financial resources necessary to consummate acquisitions, difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms; and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions. In addition, any future acquisitions may entail significant transaction costs, tax consequences and risks associated with entry into new markets and lines of business.

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

Failure to manage acquisition growth risks could have a material adverse effect on our results of operations, financial condition, cash flows and ability to make cash distributions. There can be no assurance that we will be able to consummate any acquisitions, successfully integrate acquired entities, or generate positive cash flow at any acquired company.

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

We may undertake additional expansion projects at our East Dubuque Facility and our Pasadena Facility. Projects of the scope and scale we are undertaking or may undertake in the future entail significant risks, including:

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

We increased our capacity to produce ammonia and urea and started to produce and sell DEF. Increased production of our existing products may reduce the selling price for those products as a result of market saturation. We may be required to sell these products at lower prices, or may not be able to sell all of the products we produce. In addition, there can be no assurance that our new products will be well-received or that we will achieve revenues or profitability levels we expect. If we cannot sell our products or are forced to reduce the prices at which we sell them, this would have a material adverse effect on our results of operations, financial condition and the ability to make cash distributions to our unitholders.

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

Efficient production of nitrogen fertilizer using modern techniques and equipment requires skilled employees. To the extent that the services of skilled labor becomes unavailable to us for any reason, including as a result of the expiration and non-renewal of our collective bargaining agreement or the retirement of experienced employees from our aging work force, we would be required to hire other personnel. We have a collective bargaining agreement in place covering unionized employees at our East Dubuque Facility which will expire in October 2016. In addition, we have two collective bargaining agreements for our Pasadena Facility. One of these agreements will expire on March 28, 2016, and the other will expire on April 30, 2016. Upon expiration, we may be unable to renew the collective bargaining agreements on satisfactory terms or at all. We face hiring competition from our competitors, our customers and other companies operating in our industry, and we may not be able to locate or employ qualified replacements on acceptable terms or at all. If our current skilled employees quit, retire or otherwise cease to be employed by us and we are unable to locate or hire qualified replacements, or if the cost to locate and hire qualified replacements for these employees increases materially, our results of operations and cash available for distribution to our unitholders could be adversely affected.

Our 2013 Credit Agreement and the Indenture governing our Notes contain significant limitations on our business operations, including our ability to make distributions and other payments.

In April 2013, we entered into the 2013 Credit Agreement, comprised of a $35.0 million senior secured revolving credit facility, or the Credit Facility, and the Indenture governing our Notes, which are comprised of $320.0 million aggregate principal amount of 6.5% second lien senior secured notes due 2021. The agreements governing this indebtedness permit us to incur significant indebtedness in the future, subject to the satisfaction of certain conditions. Our ability to make cash distributions to our unitholders and our ability to borrow under our 2013 Credit Agreement to fund distributions (if we elected to do so) are subject to covenant restrictions under the agreements governing the Credit Facility and to the terms of the Notes. If we were unable to comply with any such covenant restrictions in any quarter, our ability to make cash distributions to our unitholders would be curtailed.

The Indenture governing the Notes prohibits us from making distributions to our common unitholders if any Default (except a Reporting Default) or Event of Default (each as defined in the Indenture) exists. In addition, the Indenture contains covenants limiting our ability to pay distributions to our common unitholders. The covenants apply differently depending on our Fixed Charge Coverage Ratio (as defined in the Indenture). If the Fixed Charge Coverage Ratio is not less than 1.75 to 1.0, we will generally be permitted to make restricted payments, including distributions to our common unitholders, without substantive restriction. If the Fixed Charge Coverage ratio is less than 1.75 to 1.0, we will generally be permitted to make restricted payments, including distributions to our common unitholders, up to an aggregate $60.0 million basket plus certain other amounts referred to as “incremental funds” under the Indenture. For the year ended December 31, 2013, our Fixed Charge Coverage ratio was 3.27 to 1.00.

In addition, the 2013 Credit Agreement as amended requires that, before we can make distributions, (a) there must be no Default or Event of Default (as defined in the 2013 Credit Agreement) and no Default or Event of Default would arise as a result of such distribution, (b) at the time of the distribution and immediately after giving effect to the distribution, we must satisfy the relevant financial test (as described below) and (c) we must have at least $8.75 million available to be drawn under the 2013 Credit Agreement on a pro forma basis. The relevant financial test is either a Secured Leverage Ratio not to exceed 3.75 to 1.00 or a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 or 2.25 to 1.00 (each as described in the 2013 Credit Agreement), depending on the time of the distribution or the amount that we have drawn and outstanding under the 2013 Credit Agreement. The relevant financial tests that we must meet in order to make a distribution under the 2013 Credit Agreement are described further under Part II—Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2013 Credit Agreement.” For the year ended December 31, 2013, our Secured Leverage Ratio was 4.71 to 1.00 and our Fixed Charge Coverage Ratio was 3.27 to 1.00. Any new indebtedness could have similar or greater restrictions. The agreements governing this indebtedness permit us to incur significant indebtedness in the future, subject to the satisfaction of certain conditions.

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

We are a holding company. All of our operations are conducted and most of our assets are owned by our operating companies, which are our wholly owned subsidiaries, and we intend to continue to conduct our operations at the operating companies and any of our future subsidiaries. Consequently, our cash flow and our ability to meet our obligations or to make cash distributions depend upon the cash flow of our operating companies and any of our future subsidiaries and the payment of funds by our operating companies and any of our future subsidiaries to us in the form of dividends or otherwise. The ability of our operating companies and any of our future subsidiaries to make any payments to us depend on their earnings, the terms of their indebtedness, including the terms of any credit facilities and legal restrictions. In particular, our Notes and 2013 Credit Agreement impose, and future credit facilities entered into by our operating companies or any of our future subsidiaries may impose, significant limitations on the ability of our subsidiaries to make distributions to us and consequently our ability to make distributions to our unitholders.

Our relationship with Rentech and its business, results of operations, financial condition and prospects subjects us to potential risks that are beyond our control.

Due to our relationship with Rentech, adverse developments or announcements concerning Rentech, its business, results of operations, financial condition or prospects could materially adversely affect our financial condition, even if we have not suffered any similar development. In addition, the credit and business risk profiles of Rentech may be factors considered in credit evaluations of us. Another factor that may be considered is the financial condition of Rentech, including the degree of its dependence on cash flow from us to further its business strategy and continue its operations. In 2013, Rentech ceased operations at, reduced staffing at, and mothballed its product demonstration unit, and eliminated all related research and development activities related to its technologies. Rentech has a history of operating losses and has never operated at a profit. If Rentech does not achieve significant amounts of revenues and operate at a profit on an ongoing basis in the future, Rentech may be unable to continue its operations at its current level. Ultimately, Rentech’s ability to remain in business will depend upon earning a profit from our nitrogen fertilizer business and/or its wood fibre processing business. The credit and risk profile of Rentech could adversely affect our credit ratings and risk profile, which could increase our borrowing costs or hinder our ability to raise capital. Furthermore, financial constraints at Rentech may cause Rentech to make business decisions, including decisions to liquidate the common units that it holds in us or its interest in our general partner, which may adversely affect our business and the market price of our common units.

An event of default under the RNHI Credit Agreement, a failure to meet market price tests included therein or Rentech’s default of certain obligations under Rentech’s guaranty for such credit facility could trigger an acceleration under the RNHI Credit Agreement and a sale of our common units owned by RNHI, or the Underlying Equity, thus reducing Rentech’s ownership of our common units.

In September 2013, RNHI, an indirect wholly owned subsidiary of Rentech, obtained a revolving loan facility by entering into a credit agreement (the “RNHI Credit Agreement”) and Rentech borrowed $50.0 million under such facility. As a result of the RNHI Credit Agreement, we are subject to risks relating to the RNHI Credit Agreement.

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

In addition, RNHI’s obligations under the RNHI Credit Agreement and, correspondingly, Rentech’s obligations under the guaranty may be triggered by a substantial drop in the market price of our common units. The market price for our common units has fluctuated in the past and could fluctuate substantially in the future. Numerous factors, including those identified in this report, and the volatility of the stock market generally, could cause a significant decline in the market price of our common units, which could trigger an acceleration under the RNHI Credit Agreement and a foreclosure and sale of the Underlying Equity. RNHI would cease to own any of our common units so foreclosed upon and sold and, as a result, Rentech would lose a corresponding portion, which could be substantial, of Rentech’s ownership interest in us. The occurrence of any such events could result in a decline, which could be substantial, in the market price of our common units.

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

Rentech indirectly owns 59.8% of our common units. Our general partner may be removed by a vote of the holders of at least 66 2/3% of our outstanding common units, including any common units held by our general partner and its affiliates (including Rentech), voting together as a single class. As a result, public holders of our common units are not able to remove the general partner, under any circumstances, unless Rentech sells some of the common units that it owns or we sell additional units to the public.

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

To avoid any adverse effect on the maximum applicable rates chargeable to customers by us under certain laws or regulations that may be applicable to our future business or operations, or in order to reverse an adverse determination that has occurred regarding such maximum rate, our partnership agreement gives our general partner the power to amend the partnership agreement. If our general partner determines that our not being treated as an association taxable as a corporation or otherwise taxable as an entity for United States federal income tax purposes, coupled with the tax status (or lack of proof thereof) of one or more of our limited partners, has, or is reasonably likely to have, a material adverse effect on the maximum applicable rates chargeable to customers by us, then our general partner may adopt such amendments to our partnership agreement as it determines are necessary or advisable to obtain proof of the United States federal income tax status of our limited partners (and their owners, to the extent relevant) and permit us to redeem the common units held by any person whose tax status has or is reasonably likely to have a material adverse effect on the maximum applicable rates or who fails to comply with the procedures instituted by our general partner to obtain proof of the United States federal income tax status.

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

We cannot predict how interest rates will react to changing market conditions. Interest rates on our 2013 Credit Agreement and future credit facilities and debt securities could be higher than current levels, causing our financing costs to increase accordingly. Additionally, as with other yield-oriented securities, we expect that our unit price will be impacted by the level of our quarterly cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates may affect the yield requirements of investors who invest in our common units, and a rising interest rate environment could have a material adverse impact on our unit price and our ability to issue additional equity to make acquisitions or to incur debt as well as increasing our interest costs.

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

On April 12, 2013, the Partnership and Rentech Nitrogen Finance Corporation, a wholly-owned subsidiary of the Partnership (“Finance Corporation” and collectively with the Partnership, the “Issuers”), issued the Notes and entered into the 2013 Credit Agreement. The level of indebtedness we could incur in the future could have important consequences, including:

•	increasing our vulnerability to general economic and industry conditions;

•	requiring all or a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore restricting or reducing our ability to use our cash flow to make distributions or to fund our operations, capital expenditures and future business opportunities;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	incurring higher interest expense in the event of increases in our 2013 Credit Agreement’s variable interest rates;

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have greater capital resources;

•	limiting our ability to make investments, dispose of assets, pay cash distributions or repurchase common units; and

•	subjecting us to financial and other restrictive covenants in our indebtedness, which may restrict our activities, and the failure to comply with which could result in an event of default.

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

In addition, changes in current state laws may subject us to additional entity-level taxation by individual states. We own assets and conduct business in the State of Illinois and the State of Texas. Several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. For example, the State of Texas currently imposes a franchise tax on the taxable margin of corporations and other entities, including limited partnerships. Imposition of taxes on us in other jurisdictions in which we may operate in the future could substantially reduce our cash available for distribution to unitholders.

The tax treatment of publicly traded limited partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present United States federal income tax treatment of publicly traded limited partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time, including on a retroactive basis. For example, from time to time, members of Congress propose and consider substantive changes to the existing United States federal income tax laws that affect publicly traded limited partnerships including changes to the definition of qualifying income under Internal Revenue Code Section 7704(d). One recent draft proposal has included, among other items, eliminating income from the production, processing, transportation and marketing of fertilizer from the definition of qualifying income. However, we are unable to predict whether any such changes will ultimately be enacted or, if enacted, whether they will be enacted in their proposed form, or whether they will apply to us. Any such changes could cause a substantial reduction in the value of our common units.

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

We will prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, however, the United States Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed Treasury Regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued requiring a change, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

In addition to United States federal income taxes, unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or control property now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We currently own assets and conduct business in the State of Illinois and the State of Texas, and the State of Illinois currently imposes a personal income tax on individuals. As we make acquisitions or expand our business, we may own or control assets or conduct business in additional states that impose a personal income tax. It is the responsibility of each unitholder to file all United States federal, state, local and non-United States tax returns.

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

We entered into a settlement agreement with the Illinois Environmental Protection Agency in August 2013 requiring us to connect a device at our East Dubuque Facility to an ammonia safety flare by December 1, 2015. We estimate the cost of the project required by the settlement agreement as being approximately $300,000.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF COMMON UNITS

Our common units are traded on the New York Stock Exchange, or the NYSE, under the symbol “RNF.” The following table sets forth the range of high and low closing prices for our common units as reported by the NYSE for each quarterly period during the calendar years ended December 31, 2013 and 2012:

Year Ended December 31, 2013	High	Low
First Quarter, ended March 31, 2013	$48.40	$33.20
Second Quarter, ended June 30, 2013	$37.00	$27.85
Third Quarter, ended September 30, 2013	$31.77	$24.52
Fourth Quarter, ended December 31, 2013	$28.91	$17.10

Year Ended December 31, 2012	High	Low
First Quarter, ended March 31, 2012	$27.74	$17.09
Second Quarter, ended June 30, 2012	$29.47	$21.45
Third Quarter, ended September 30, 2012	$39.46	$27.36
Fourth Quarter, ended December 31, 2012	$40.00	$34.80

The approximate number of unitholders of record as of February 28, 2014 was 50. Based upon the securities position listings maintained for our common units by registered clearing agencies, we estimate the number of beneficial owners is not less than 18,400.

Our policy is to distribute to our unitholders all of the cash available for distribution that we generate each quarter, subject to a determination by the board of directors of our general partner that the projected liquidity of the Partnership is adequate to provide for its forecasted operating and working capital needs. Cash available for distribution for each quarter will be determined by the board of directors of our general partner following the end of each quarter. We expect that cash available for distribution for each quarter will generally be calculated as the cash we generate during the quarter, less cash needed for maintenance capital expenditures, not funded by capital proceeds, debt service and other contractual obligations, and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate. We do not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution or otherwise to reserve cash for distributions, nor do we intend to incur debt to pay quarterly distributions. Any distributions made to our unitholders will be done on a pro rata basis. We may change our distribution policy at any time and from time to time. Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis. On October 28, 2013, we announced a change to our policy regarding the timing of the payments of our cash distributions. Distributions will be paid on or about 60 days after the end of each quarter.

The Notes and the 2013 Credit Agreement provide that dividends and distributions from us and our operating companies are permitted so long as no default or event of default has occurred, exists or will result therefrom and we have satisfied certain other conditions as described under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Notes Offering” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2013 Credit Agreement.”

The following is a summary of cash distributions paid to common unitholders and holders of phantom units during the years ended December 31, 2013 and 2012 for the respective quarters to which the distributions relate:

	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	Total Cash Distributions Paid in 2013
	(in thousands, except for per unit amounts)
Distribution to common unitholders — affiliates	$17,437	$11,626	$19,762	$6,277	$55,102
Distribution to common unitholders — non-affiliates	11,809	7,873	13,393	4,254	37,329

Total amount paid	$29,246	$19,499	$33,155	$10,531	$92,431

Per common unit	$0.75	$0.50	$0.85	$0.27	$2.37

Common and phantom units outstanding	38,996	38,995	39,004	39,003

	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	Total Cash Distributions Paid in 2012
	(in thousands, except for per unit amounts)
Distribution to common unitholders — affiliates	$12,322	$12,323	$27,203	$19,762	$71,610
Distribution to common unitholders — non-affiliates	8,041	8,041	17,763	13,360	47,205

Total amount paid	$20,363	$20,364	$44,966	$33,122	$118,815

Per common unit	$0.53	$0.53	$1.17	$0.85	$3.08

Common and phantom units outstanding	38,422	38,422	38,432	38,970

On February 28, 2014, we made a cash distribution to our common unitholders and payments to holders of phantom units for the period October 1, 2013 through and including December 31, 2013 of $0.05 per unit, or approximately $2.0 million in the aggregate.

Equity Compensation Plan Information

See Part III—Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

We did not repurchase any of our common units during the year ended December 31, 2013, and we do not have any announced or existing plans to repurchase any of our common units.

ITEM 6. SELECTED FINANCIAL DATA

The following tables include selected summary financial data for the calendar years ended December 31, 2013, 2012 and 2011, the three months ended December 31, 2011 and 2010 and each of the three fiscal years ended September 30, 2011, 2010 and 2009. The operations of the Pasadena Facility are included effective November 1, 2012. The data below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

	Calendar Years Ended December 31,			Three Months Ended December 31,		Fiscal Years Ended September 30,
	2013	2012	2011	2011	2010	2011	2010	2009
			(unaudited)		(unaudited)
	(in thousands, except per unit data, product pricing, $ per MMBtu and on- stream factors)
STATEMENTS OF INCOME DATA
Revenues	$311,375	$261,635	$199,909	$63,014	$42,962	$179,857	$131,396	$186,449
Cost of sales	$240,021	$129,796	$113,911	$37,460	$26,835	$103,286	$106,020	$125,888
Gross profit	$71,354	$131,839	$85,998	$25,554	$16,127	$76,571	$25,376	$60,561
Operating income	$19,157	$111,563	$77,918	$22,648	$14,584	$69,854	$20,389	$55,313
Other expenses, net	$(15,185)	$(4,257)	$(32,218)	$(12,193)	$(7,488)	$(27,513)	$(12,036)	$(8,578)
Income before income taxes	$3,972	$107,306	$45,700	$10,455	$7,096	$42,341	$8,353	$46,735
Income tax (benefit) expense	$(96)	$303	$14,643	$—	$2,772	$17,415	$3,344	$18,576
Net income	$4,068	$107,003	$31,057	$10,455	$4,324	$24,926	$5,009	$28,159
Net income subsequent to initial public offering (November 9, 2011 through December 31, 2011)			$11,331	$11,331
Net income per common unit—Basic	$0.10	$2.78	$0.30	$0.30
Net income per common unit—Diluted	$0.10	$2.78	$0.30	$0.30
Weighted-average units used to compute net income per common unit:
Basic	38,850	38,350	38,250	38,250
Diluted	38,945	38,352	38,255	38,255
FINANCIAL AND OTHER DATA
Net cash flow provided by (used in):
Operating activities	$44,458	$132,546	$53,973	$(5,979)	$23,717	$83,668	$20,144	$23,867
Investing activities	$(90,540)	$(186,825)	$(26,740)	$(11,566)	$(2,212)	$(17,386)	$(11,583)	$(12,259)
Financing activities	$24,343	$65,242	$(19,018)	$11,009	$(19,818)	$(49,844)	$(10,288)	$(31,215)
Adjusted EBITDA(1)	$66,498	$124,023	$88,624	$25,935	$17,189	$79,878	$30,967	$63,709
Cash available for distribution per unit(1)	$1.67	$3.30	$0.53	$0.53
KEY OPERATING DATA
Products sold (tons):
Ammonia(2)	103	149	135	55	44	125	153	126
UAN(2)	269	291	301	65	79	315	294	267
Ammonium sulfate(3)	428	115
Products pricing (dollars per ton):
Ammonia(2)	$650	$669	$652	$684	$512	$588	$377	$726
UAN(2)	$295	$326	$297	$307	$193	$269	$180	$267
Ammonium sulfate(3)	$251	$300
Production (tons):
Ammonia(2)	244	293	261	63	75	273	267	267
UAN(2)	262	301	294	68	86	312	287	274
Ammonium sulfate(3)	465	88
Natural gas used in production(2):
Volume (MMBtu)	8,942	10,644	9,789	2,299	2,813	10,303	9,923	10,133
Pricing ($ per MMBtu)	$4.18	$3.55	$4.74	$4.71	$4.82	$4.76	$4.95	$5.67
Natural gas in cost of sales(2):
Volume (MMBtu)	10,085	11,166	10,893	3,414	3,056	10,275	11,757	10,210
Pricing ($ per MMBtu)	$4.16	$3.59	$4.76	$4.75	$4.38	$4.66	$4.79	$9.19
On-stream factors(4):
Ammonia(2)	83.6%	95.4%	92.3%	83.7%	100.0%	96.4%	91.8%	98.1%
UAN(2)	84.1%	95.1%	92.6%	84.8%	100.0%	96.4%	92.9%	96.7%
Ammonium sulfate(3) (5)	76.2%	88.0%

	As of December 31,				As of September 30,
	2013	2012	2011	2010	2011	2010	2009
				(unaudited)
	(in thousands)
BALANCE SHEET DATA
Cash	$34,060	$55,799	$44,836	$36,621	$51,372	$34,934	$36,661
Working capital	$21,188	$23,218	$31,645	$(6,350)	$(32,270)	$22,565	$(2,860)
Construction in progress	$33,531	$61,147	$7,062	$4,553	$20,318	$2,474	$6,882
Total assets	$406,344	$376,645	$130,443	$114,052	$152,408	$108,837	$115,769
Debt	$320,000	$193,290	$—	$91,779	$146,250	$60,875	$36,416
Total long-term liabilities	$324,642	$192,961	$277	$68,446	$114,981	$54,549	$7,642
Total partners’ capital / stockholder’s equity (deficit)	$23,125	$109,404	$99,191	$(22,843)	$(76,133)	$20,334	$42,433

(1)	Adjusted EBITDA is defined as net income plus interest expense and other financing costs, Agrifos goodwill impairment, loss on debt extinguishment, loss on interest rate swaps, income tax expense and depreciation and amortization and net of fair value adjustment to earn-out consideration. We calculate cash available for distribution as used in this table as Adjusted EBITDA plus non-cash compensation expense and distribution of cash reserves, less the sum of maintenance capital expenditures not funded by financing proceeds, net interest expense and other debt service. Adjusted EBITDA and cash available for distribution are used as supplemental financial measures by management and by external users of our consolidated financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; and

•	our operating performance and return on invested capital compared to those of other publicly traded limited partnerships and other public companies, without regard to financing methods and capital structure.

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

The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to net income for the periods presented.

	Calendar Years Ended December 31,			Three Months Ended December 31,		Fiscal Years Ended September 30,
	2013	2012	2011	2011	2010	2011	2010	2009
	(unaudited, in thousands)
Net income	$4,068	$107,003	$31,057	$10,455	$4,324	$24,926	$5,009	$28,159
Add:
Net interest expense	14,098	1,424	12,735	1,933	2,899	13,701	9,802	8,291
Agrifos goodwill impairment	30,029	—	—	—	—	—	—	—
Loss on debt extinguishment	6,001	2,114	19,486	10,263	4,593	13,816	2,268	—
Fair value adjustment to earn-out consideration	(4,920)	—	—	—	—	—	—	—
Loss on interest rate swaps	7	951	—	—	—	—	—	—
Income tax (benefit) expense	(96)	303	14,643	—	2,772	17,415	3,344	18,576
Depreciation and amortization	17,312	12,460	10,706	3,287	2,601	10,020	10,544	8,683
Other	(1)	(232)	(3)	(3)	—	—	—	—

Adjusted EBITDA	$66,498	$124,023	$88,624	$25,935	$17,189	$79,878	$30,967	$63,709

The table below reconciles cash available for distribution to Adjusted EBITDA, both of which are non-GAAP financial measures, for the periods presented.

	Calendar Year Ended December 31, 2013	Three Months Ended December 31, 2013(a)
	(unaudited, in thousands)
Adjusted EBITDA	$66,498	$(8,638)
Plus: Non-cash compensation expense	1,460	75
Less: Maintenance capital expenditures(b)	(10,984)	(4,569)
Less: Net interest expense and debt service	(17,972)	(4,373)
Plus: Distribution of cash reserves for working capital	25,871	19,449

Cash available for distribution	$64,873	$1,944

Cash available for distribution, per unit	$1.67	$0.05
Common units outstanding(c)	38,856	38,888

(a)	The amounts in this column are also included in the amounts for the calendar year ended December 31, 2013. This column provides information relating to the cash distribution paid on February 28, 2014.
(b)	Excludes approximately $7.3 million and $3.5 million of maintenance capital expenditures for the calendar year and three months ended December 31, 2013, respectively, at our Pasadena Facility funded by debt.
(c)	Common units outstanding for calendar year ended December 31, 2013 represents average common units for distributions paid.
(2)	Key operating data for the East Dubuque Facility.
(3)	Key operating data for the Pasadena Facility.
(4)	The respective on-stream factors for the ammonia, UAN and ammonium sulfate plant equal the total days the applicable plant operated in any given period, divided by the total days in that period.
(5)	The ammonium sulfate plant is typically out of service for 12 to 14 hours per week for regular maintenance.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth under Part I—Item 1A “Risk Factors,” “Forward-Looking Statements” and elsewhere in this report.

OVERVIEW

We are a Delaware limited partnership formed in July 2011 by Rentech, a publicly traded provider of wood fibre processing services and products, and nitrogen fertilizer, to own, operate and expand our fertilizer business. We own and operate two fertilizer facilities: our East Dubuque Facility and our Pasadena Facility. Our East Dubuque Facility is located in East Dubuque, Illinois and produces primarily ammonia and UAN, using natural gas as the primary feedstock. Our Pasadena Facility, which we acquired in November 2012, is located in Pasadena, Texas, and produces ammonium sulfate, ammonium thiosulfate and sulfuric acid, using ammonia and sulfur as the facility’s primary feedstocks.

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

Our Pasadena Facility is located on the Houston Ship Channel with access to transportation at favorable prices. The facility has two deep-water docks and access to the Mississippi waterway system and key international waterways. The facility is also connected to key domestic railways which permit the efficient, cost-effective distribution of its products west of the Mississippi River. Our Pasadena Facility’s distributors purchase our products at our facility and then arrange and pay to transport them to their final destinations by truck, rail car or vessel. Our Pasadena Facility’s products are sold primarily through distributors to customers in North America and in Brazil, and are applied to many types of crops including soybeans, potatoes, cotton, canola, alfalfa, corn and wheat.

While we experience seasonality in our domestic sales of ammonium sulfate and ammonium thiosulfate, our sales internationally offset a portion of this seasonal impact in our total revenues. Further, we adjust the sales prices of these products seasonally in order to facilitate distribution of the products throughout the year. We operate the ammonium sulfate plant at our Pasadena Facility throughout the year to the extent that there is available on-site storage capacity for this product. We have 60,000 tons of storage capacity for ammonium sulfate at the facility, and an arrangement with IOC that permits us to store 59,500 tons of ammonium sulfate at IOC-controlled terminals. We manage the storage capacity by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity becomes insufficient, we would be forced to cease production of the product until such capacity becomes available. Our Pasadena Facility’s fertilizer products are delivered to IOC and sold at prevailing market prices for immediate delivery.

Our Pasadena Facility purchases ammonia as a feedstock at contractual prices based on the monthly Tampa Index market, while our East Dubuque Facility sells similar quantities of ammonia at prevailing prices in the Mid Corn Belt, which are typically significantly higher than Tampa ammonia prices.

For further information concerning our potential financing needs and related risks, see Part I—Item 1 “Business” and Part I— Item 1A “Risk Factors.”

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

For the fiscal year ended September 30, 2011, the total operating expenses incurred by Rentech and allocated to REMC were approximately $2.0 million. See Note 2 to the consolidated financial statements in Item 8 “Financial Statements and Supplementary Data.”

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

On November 9, 2011, the closing date of our initial public offering, we, our general partner and Rentech entered into a services agreement, pursuant to which we and our general partner obtain certain management and other services from Rentech. Our consolidated financial statements following our initial public offering reflect the impact of the reimbursements we are required to make to Rentech under the services agreement instead of those used for purposes of preparing REMC’s stand-alone financial statements. Under the services agreement, we, our general partner and our operating subsidiaries are obligated to reimburse Rentech for (i) all costs excluding share-based compensation, incurred by Rentech or its affiliates in connection with the employment of its employees who are seconded to us and who provide us services under the agreement on a full-time basis; (ii) a prorated share of costs, excluding share-based compensation, incurred by Rentech or its affiliates in connection with the employment of its employees, excluding seconded personnel, who provide us services under the agreement on a part-time basis, with such prorated share determined by Rentech on a commercially reasonable basis, based on the estimated percent of total working time that such personnel are engaged in performing services for us; (iii) a prorated share of certain administrative costs, in accordance with the agreement, including office costs, services by outside vendors, other general and administrative costs; and (iv) any taxes (other than income taxes, gross receipt taxes and similar taxes) incurred by Rentech or its affiliates for the services provided under the agreement.

Publicly Traded Limited Partnership Expenses

Our general and administrative expenses have increased due to the costs of operating as a publicly traded limited partnership, including costs associated with SEC reporting requirements, annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, work performed by our independent auditors, investor relations activities and registrar and transfer agent services. Our consolidated financial statements following our initial public offering reflect the impact of this expense, which affect the comparability of our post-offering results with our consolidated financial statements from periods prior to the closing of our initial public offering.

Expansion Projects

As discussed in Part I—Item 1 “Business—Our East Dubuque Facility—Expansion Projects” and Part I—Item 1 “Business—Our Pasadena Facility —Expansion Projects and Other Significant Capital Projects,” we have commenced or are evaluating potential projects to expand the production capabilities at our facilities. To the extent that we proceed with and complete one or more of these expansion projects, we expect to incur significant costs and expenses for the construction and development of such projects. We expect to finance the costs and expenses of some of the various expansion projects with indebtedness, which will significantly increase our interest expense. We also expect our depreciation expense to increase from additional assets placed into service from the projects. As a result, our results of operations for periods prior to, during and after the construction of any expansion project may not be comparable.

Key Industry Factors

Supply and Demand

Our earnings and cash flow from operations are significantly affected by nitrogen fertilizer product prices, the prices of the inputs to our production processes, and the timing of product deliveries required by customers. The price at which we ultimately sell our nitrogen fertilizer products depends on numerous factors, including the global and local supply and demand for nitrogen fertilizer products which, in turn, depends on, among other factors, world grain demand and prices, inventory and production levels, changes in world population, the cost and availability of natural gas, ammonia and sulfur in various regions of the world, the cost and availability of fertilizer transportation infrastructure, weather conditions, the availability of imports and the extent of government intervention in agriculture markets. Nitrogen fertilizer prices are also affected by local factors, including weather and soil conditions, local market conditions and the operating levels of competing facilities. Construction of new facilities or the expansion or upgrade of our competitors’ existing facilities, international political and economic developments and other factors are likely to continue to play an important role in nitrogen fertilizer industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. In addition, demand for fertilizers is affected by the aggregate crop planting decisions and fertilizer application rate decisions of individual farmers. Individual farmers make planting decisions based largely on the prospective profitability of a harvest, while the specific varieties and amounts of fertilizer they apply depend on factors including crop prices, their current liquidity, soil conditions, weather patterns and the types of crops planted. Moreover, the industry typically experiences seasonal fluctuations in demand for nitrogen fertilizer products.

Our results for 2013 were heavily affected by significant unanticipated declines in nitrogen prices, which ended the year 20% to 30% below price levels at the beginning of the year. Unusually high volumes of low-priced urea exports from China drove down prices of urea and of competing nitrogen products, and a very wet spring application period throughout our United States markets delayed and reduced demand for products. We believe that several factors have improved the balance of global supply and demand, including the closing of China’s low-tariff export window in late October 2013, and strong urea demand from India. As a result, urea prices began to stabilize entering the 2013 fall application period, followed by increases in the prices of urea and other nitrogen products to their current levels. However, we expect that the current market environment for 2014 will differ relative to early 2013, with lower corn prices and somewhat lower anticipated corn plantings. These factors and the dynamics that affect input prices could rapidly change based on weather patterns and other conditions, and could positively or negatively affect our product prices, margins and deliveries.

Natural Gas Prices

Natural gas is the primary feedstock for the production of nitrogen fertilizers at our East Dubuque Facility, accounting for approximately 65% and 64% of the production costs for ammonia in the calendar years ended December 31, 2013 and 2012, respectively. Over the last five years, United States natural gas reserves have increased significantly due to, among other factors, advances in extracting shale gas, which have reduced and stabilized natural gas prices, providing North America with a cost advantage over Europe. As a result, our competitive position and that of other North American nitrogen fertilizer producers have been positively impacted.

We historically have purchased natural gas in the spot market, through the use of forward purchase contracts, or a combination of both. We historically have used forward purchase contracts to lock in pricing for a portion of our East Dubuque Facility’s natural gas requirements. These forward purchase contracts are generally either fixed-price or index-price, short-term in nature and for a fixed supply quantity. We are able to purchase natural gas at competitive prices due to our East Dubuque Facility’s connection to Nicor’s distribution system and its proximity to the Northern Natural Gas interstate pipeline system. Over the past several years, natural gas prices have experienced significant fluctuations, which has had an impact on our East Dubuque Facility’s cost of producing nitrogen fertilizer. The following table shows the amount we spent on natural gas in cost of sales and the average cost per MMBtu:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2013	2012	2011	2011
Natural Gas in Cost of Sales:
Amount spent	$42.0 million	$39.9 million	$16.2 million	$47.9 million
Pricing ($ per MMBtu)	$4.16	$3.59	$4.75	$4.66

We entered into fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through March 31, 2014. As of December 31, 2013, the total MMBtus associated with these forward purchase contracts are approximately 2.2 million and the total amount of the purchase commitments are approximately $8.6 million, resulting in a weighted average rate per MMBtu of approximately $3.98 in these commitments. Subsequent to December 31, 2013 through February 28, 2014, we entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through March 31, 2014. The total MMBtus associated with these additional forward purchase contracts are approximately 0.5 million and the total amount of the purchase commitments are approximately $4.5 million, resulting in a weighted average rate per MMBtu of approximately $9.27 in these commitments. As of February 28, 2014, we have sold approximately 0.1 million MMBtus of our forward purchase contracts at a gain of approximately $1.4 million. The primary reason for the large increase in the local price of natural gas was the sustained operational problems encountered by a pipeline operated by a major transporter of natural gas in the Midwest. During the first quarter of 2014, these operational problems resulted in local natural gas prices being in the range of $10 in certain cases. If the prices of natural gas remain high, this would have a material adverse impact on our results of operations.

Ammonia Prices

Ammonia, along with sulfuric acid, are the primary feedstocks for the production of ammonium sulfate at our Pasadena Facility, accounting for 80% and 20%, respectively, of the raw material costs for ammonium sulfate. Ammonia pricing is based on a published Tampa, Florida market index. The Tampa index is commonly used in annual contracts for both the agricultural and industrial sectors, and is based on the most recent major industry transactions in the Tampa market. Pricing considerations for ammonia incorporate international supply-demand, ocean freight and production factors. Over the past several years, ammonia prices have experienced large fluctuations. During the calendar years ended December 31, 2013 and 2012, our Pasadena Facility spent approximately $68.1 million and $74.8 million, respectively, on ammonia. During the calendar years ended December 31, 2013 and 2012, 90% and 75%, respectively, of the sulfuric acid used in our Pasadena Facility’s production of ammonium sulfate was produced at our Pasadena Facility.

Sulfur Prices

Sulfur is the primary feedstock for the production of sulfuric acid at our Pasadena Facility, accounting for 100% of the raw material costs for sulfuric acid. Our contracts with the major suppliers of sulfur to our Pasadena Facility generally have a term of one year. Once pricing for the first quarter of a year is negotiated, the price then fluctuates up or down each subsequent quarter based on changes to a Tampa index that is set on a quarterly basis through negotiations between large industry producers and consumers. Over the past several years, sulfur prices have experienced significant fluctuations. During the calendar years ended December 31, 2013 and 2012, our Pasadena Facility spent approximately $20.8 million and $26.0 million, respectively, on sulfur.

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

Our Pasadena Facility is located on the Houston Ship Channel with access to transportation at favorable prices by barge, truck or rail. The facility has two deep-water docks and access to the Mississippi waterway system and international waterways. The docks at the facility are suitable for loading and unloading bulk or liquid barges with payloads of up to 35,000 tons. The facility is also connected to key domestic railways which permit the efficient, cost-effective distribution of its products west of the Mississippi River. Our location on the Houston Ship Channel allows our distributors or us to use low cost barge and vessel transport when selling products and purchasing feedstocks. Our Pasadena Facility’s distributors purchase our products at our facility and then arrange and pay to transport them to their final destinations by truck, rail car or vessel.

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

Facility Reliability

Consistent, safe and reliable operations at our facilities are critical to our financial performance and results of operations. Unplanned shutdowns of our facilities may result in lost margin opportunity, increased maintenance expense, a temporary increase in working capital investment and reduced inventory available for sale. The financial impact of planned shutdowns, including facility turnarounds, is mitigated through a diligent planning process that takes into account the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our facilities generally undergo a facility turnaround every two years. Turnarounds at our East Dubuque Facility typically last 18 to 25 days and cost approximately $4.0 to $6.0 million per turnaround, and turnarounds at our Pasadena Facility generally last between 14 to 25 days and cost approximately $1.0 to $4.0 million per turnaround. These costs are expensed as incurred. Our East Dubuque Facility underwent a turnaround in October and November of 2013 at a cost of approximately $7.8 million and in September and October of 2011 at a cost of approximately $7.5 million. Our Pasadena Facility underwent a turnaround in March and April of 2011 at a cost of approximately $4.5 million. In December 2013, the ammonium sulfate plant at the Pasadena Facility underwent a turnaround in order to complete the ammonium sulfate debottlenecking and production capacity project at a cost of approximately $1.7 million. Except in cases in which a turnaround may be needed to complete expansion or other projects (as was the case in 2013), we intend to alternate the year in which a turnaround occurs at each facility, so that both facilities do not experience a turnaround in the same year.

In many cases, we also perform significant maintenance capital projects at our facilities during a turnaround to minimize disruption to our operations. These capital projects are capitalized as property, plant and equipment rather than expensed as turnaround costs. Our maintenance capital expenditures for our East Dubuque Facility totaled approximately $9.3 million and $7.9 million in the calendar years ended December 31, 2013 and 2012, $2.5 million and $2.7 million in the three months ended December 31, 2011 and December 31, 2010, and $24.5 million in the fiscal year ended September 30, 2011, respectively. Our Pasadena Facility’s maintenance capital expenditures were approximately $9.0 million and $4.6 million, respectively, for the calendar years ended December 31, 2013 and 2012. See “—Liquidity and Capital Resources—Capital Expenditures.”

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

Cost of Sales

The most significant element of cost of sales primarily consists of natural gas for our East Dubuque Facility, ammonia, sulfur and sulfuric acid for our Pasadena Facility, labor costs and depreciation. Turnaround expenses represent the cost of the planned shut-down of our facilities for maintenance. Our East Dubuque Facility and Pasadena Facility require a planned maintenance turnaround every two years. Turnarounds at our East Dubuque Facility generally last between 18 and 25 days, and turnarounds at our Pasadena Facility generally last between 14 and 25 days. We intend to alternate the year in which a turnaround occurs at each facility, so that both facilities do not experience a turnaround in the same year.

Operating Expenses

Operating expenses primarily consist of selling, general and administrative expense and depreciation and amortization expense. Selling, general and administrative expense mainly consists of direct and allocated legal expenses; payroll expenses relating to treasury, accounting, marketing and human resources; and expenses for maintaining our corporate offices.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ based on the accuracy of the information utilized and subsequent events. Our accounting policies are described in the notes to our audited consolidated financial statements included elsewhere in this report. Our critical accounting policies, estimates and assumptions could materially affect the amounts recorded in our consolidated financial statements. The most significant estimates and assumptions relate to revenue recognition, inventories, the valuation of long-lived assets and intangible assets, recoverability of goodwill and the acquisition method of accounting.

Revenue Recognition. We recognize revenue when the following elements are substantially satisfied: when the customer takes ownership upon shipment from our facilities or storage locations and assumes risk of loss; there are no uncertainties regarding customer acceptance; collection of the related receivable is probable; there is persuasive evidence that a sale arrangement exists and the sales price is fixed or determinable. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and customer disputes to determine whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sale, we do not recognize revenue until collection occurs.

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

Natural gas, though not purchased for the purpose of resale, is occasionally sold under certain circumstances. Natural gas is sold when purchase commitments are in excess of production requirements and storage capacities, or when the margin from selling natural gas exceeds the margin from producing additional ammonia, in which case the sales price is recorded in revenues and the related cost is recorded in cost of sales.

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

Examples of maintenance capital projects include the installation of additional components and projects that increase an asset’s useful life, increase the quantity or quality of the product manufactured or create efficiencies in the production process. Major turnaround costs, which are expensed, include gas, electricity and other shutdown and startup costs, labor, contractor and materials costs used to complete non-capital activities such as opening, dismantling, inspecting and reassembling major vessels, testing pressure and safety devices, cleaning or hydro-jetting major exchangers, replacing gaskets, repacking valves, checking instrument calibration and performing mechanical integrity inspections, all of which are completed with the goal of improving reliability and likelihood for continuous operation until the next turnaround.

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

Business Segments

Prior to the closing of the Agrifos Acquisition, we operated in only one business segment, but now we operate in two business segments, as described below. The operations of the Pasadena Facility are only included in our historical results of operations from the date of the closing of the Agrifos Acquisition, which was November 1, 2012.

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

	For the Calendar Years Ended December 31,
	2013	2012	2011
			(unaudited)
	(in thousands)
Revenues:
East Dubuque	$177,700	$224,205	$199,909
Pasadena	133,675	37,430	—

Total revenues	$311,375	$261,635	$199,909

Gross profit (loss):
East Dubuque	$80,883	$133,543	$85,998
Pasadena	(9,529)	(1,704)	—

Total gross profit	$71,354	$131,839	$85,998

Operating income (loss):
East Dubuque	$75,310	$125,984	$77,918
Pasadena	(48,208)	(2,648)	—

Total operating income	$27,102	$123,336	$77,918

Net income (loss):
East Dubuque	$75,244	$123,721	$31,057
Pasadena	(48,357)	(2,648)	—

Total segment net income	$26,887	$121,073	$31,057

Reconciliation of segment net income to consolidated net income:
Segment net income	$26,887	$121,073	$31,057
Partnership and unallocated expenses recorded as selling, general and administrative expenses	(7,945)	(11,773)	—
Partnership and unallocated income (expenses) recorded as other expense	(1,081)	232	—
Unallocated interest expense and loss on interest rate swaps	(14,096)	(2,226)	—
Income tax benefit (expense)	303	(303)	—

Consolidated net income	$4,068	$107,003	$31,057

Partnership and unallocated expenses represent costs that relate directly to the Partnership and its subsidiaries but are not allocated to a segment. Partnership and unallocated expenses recorded in selling, general and administrative expenses consist primarily of business development expenses for the Partnership; unit-based compensation expense for executives of RNP; services from Rentech for executive, legal, finance, accounting, human resources, and investor relations support in accordance with the services agreement; audit and tax fees; legal fees; compensation for Partnership level personnel; certain insurance costs; and board expenses. The decrease in partnership and unallocated expenses recorded as selling, general and administrative expenses between the calendar years ended December 31, 2013 and 2012 was primarily due to decreases in business development expenses of approximately $3.5 million and unit-based compensation of approximately $1.4 million, partially offset by increases in various professional services fees of approximately $0.5 million and salaries of approximately $0.5 million. The increase in partnership and unallocated expenses recorded as other expense between the calendar years ended December 31, 2013 and 2012 was primarily due to loss on debt extinguishment of approximately $6.0 million partially offset by fair value adjustment to earn-out consideration of approximately $4.9 million. Unallocated interest expense for the year ended December 31, 2013 represents primarily interest expense on the Notes. Prior to calendar year ended December 31, 2012, East Dubuque and the Partnership were considered one entity for financial reporting purposes. Prior to the Agrifos Acquisition, the Partnership operated as one segment.

East Dubuque

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE CALENDAR YEAR ENDED DECEMBER 31, 2013 AND 2012

Revenues

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Revenues:
Product shipments	$174,194	$222,936
Other	3,506	1,269

Total revenues	$177,700	$224,205

	For the Calendar Year Ended December 31, 2013		For the Calendar Year Ended December 31, 2012
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	103	$66,796	149	$99,378
UAN	269	79,377	291	94,836
Urea (liquid and granular)	43	20,455	35	21,189
CO2	71	2,416	76	2,517
Nitric Acid	14	5,150	14	5,016
Other	N/A	3,506	N/A	1,269

Total	500	$177,700	565	$224,205

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

Revenues were approximately $177.7 million for the calendar year ended December 31, 2013 compared to approximately $224.2 million for the calendar year ended December 31, 2012. The decrease in revenue for the calendar year ended December 31, 2013 compared to the calendar year ended December 31, 2012 was primarily the result of a decrease in ammonia and UAN sales volumes and sales prices.

The average sales prices per ton for the calendar year ended December 31, 2013 as compared with those of the calendar year ended December 31, 2012 were lower by 3% and 10% for ammonia and UAN, respectively. These two products comprised approximately 82% and 87% of our revenues for calendar years ended December 31, 2013 and 2012, respectively. The decrease in sales prices for UAN for the calendar year ended December 31, 2013 as compared to 2012 was largely due to weather. The drought in the Midwestern region of the United States during the spring and summer of 2012 created expectations of poor corn yields and anticipated increases in acreage dedicated to corn in 2013; as a result, fertilizer prices remained high throughout 2012. Nitrogen fertilizer prices then declined significantly in the second half of 2013 as wet weather persisted throughout much of the country which severely limited the spring planting and application season.

During the fourth quarter of 2013, our East Dubuque Facility halted production due to a planned turnaround and a fire. For most of October and a portion of November, we underwent a turnaround, which lasted slightly longer than anticipated due to operating difficulties experienced while commissioning new equipment. Our East Dubuque Facility also operated at reduced rates following the turnaround after the discovery of the need for repairs to the foundation of one of its syngas compressors. At the end of November, we experienced a fire that began in the ammonia converter of the ammonia synthesis loop. As a result of the fire, the production of all products was halted in late November and for most of December. During the turnaround and the aftermath of the fire, we were able to continue shipments of our products from inventory. These fourth quarter events were the primarily reason why ammonia and UAN sales volume decreased between the calendar years ended December 31, 2013 and 2012.

Other revenue for the years ended December 31, 2013 and 2012 consists primarily of sales of excess inventory of natural gas of approximately $3.4 million and $1.1 million, respectively.

Cost of Sales

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Total cost of sales	$96,817	$90,662

Cost of sales was approximately $96.8 million for the calendar year ended December 31, 2013 compared to approximately $90.7 million for the calendar year ended December 31, 2012. The increase in cost of sales was primarily due to turnaround expenses in 2013 of approximately $7.9 million, higher market prices for natural gas which increased the cost of natural gas by approximately $2.7 million, fixed operating costs while idle of approximately $4.3 million, and the $1.0 million insurance deductible for the fire which occurred in late November 2013, all of which were partially offset by lower sales volumes. Turnaround expenses represent the cost of maintenance during turnarounds, which occur approximately every two years. A facility turnaround at the East Dubuque Facility occurred in October and November of 2013. The East Dubuque Facility has fixed production costs that it incurs whether or not the facility is operating. These production costs are recorded directly to cost of sales when the facility is idle. We filed an insurance claim for approximately $2.7 million related to damage caused by the fire, and incurred the $1.0 million deductible under our property insurance policy in 2013. We expect to receive full payment of $1.7 million for the claim in early 2014.

Natural gas costs comprised approximately 43% of cost of sales for the calendar year ended December 31, 2013 and December 31, 2012. Labor costs comprised approximately 12% of cost of sales for the calendar year ended December 31, 2013 compared to approximately 14% of cost of sales for the calendar year ended December 31, 2012. Depreciation expense included in cost of sales was approximately $9.0 million and $10.7 million, respectively, for the calendar year ended December 31, 2013 and 2012 and comprised approximately 10% and 12% of cost of sales for the calendar years ended December 31, 2013 and 2012, respectively.

Gross Profit

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Total gross profit	$80,883	$133,543

Gross profit was approximately $80.9 million for the calendar year ended December 31, 2013 compared to approximately $133.5 million for the calendar year ended December 31, 2012. Gross profit margin was 46% for the calendar year ended December 31, 2013 as compared to 60% for the calendar year ended December 31, 2012. Gross profit margin can vary significantly from period to period due to changes in nitrogen fertilizer prices and natural gas costs, both of which are commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. In addition, there are certain fixed costs of operating our East Dubuque Facility that are recorded in cost of sales and whose impact on gross profit and gross margins varies as product sales volumes vary seasonally. The decrease in gross profit margin during the calendar year ended December 31, 2013 was primarily due to a decrease in revenues and an increase in cost of sales as described above.

Operating Expenses

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Operating expenses:
Selling, general and administrative	$4,576	$6,242
Depreciation and amortization	191	807
Other	806	510

Total operating expenses	$5,573	$7,559

Operating expenses were approximately $5.6 million for the calendar year ended December 31, 2013 compared to approximately $7.6 million for the calendar year ended December 31, 2012. These expenses were primarily comprised of selling, general and administrative expense and depreciation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $4.6 million for the calendar year ended December 31, 2013 compared to approximately $6.2 million for the calendar year ended December 31, 2012.

This decrease was primarily due to decreases in various professional services fees of approximately $0.6 million, salaries of approximately $0.4 million and debt related expenses of approximately $0.4 million.

Depreciation and Amortization. Depreciation expense was approximately $0.2 million and $0.8 million for the calendar years ended December 31, 2013 and 2012, respectively. This decrease was primarily due to the acceleration of depreciation in 2012 on an asset that was dismantled as part of the ammonia production and storage capacity expansion project and certain software having been fully depreciated. A portion of depreciation expense is associated with assets supporting general and administrative functions and is recorded in operating expense. The majority of depreciation expense, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes.

Operating Income

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Total operating income	$75,310	$125,984

Operating income was approximately $75.3 million for the calendar year ended December 31, 2013 compared to approximately $126.0 million for the calendar year ended December 31, 2012. The decrease was primarily due to lower revenues and higher cost of sales partially offset by lower selling, general and administrative expenses and depreciation and amortization expense as described above.

Other Income (Expense), Net

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Other income (expense), net:
Interest expense	$—	$(194)
Loss on debt extinguishment	—	(2,114)
Other income, net	—	45

Total other expense, net	$—	$(2,263)

Other expense, net was approximately $0 for the calendar year ended December 31, 2013 compared to approximately $2.3 million for the calendar year ended December 31, 2012. The entry into the credit agreement entered into in October 2012, or the Second 2012 Credit Agreement, and the payoff of the credit agreement entered into in February 2012, or the First 2012 Credit Agreement, resulted in a loss on debt extinguishment of approximately $2.1 million for the calendar year ended December 31, 2012.

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

Other revenue for the year ended December 31, 2012 consists of sales of excess inventory of natural gas and sales of N2O emission reduction credits of approximately $1.1 million and $0.1 million, respectively. Other revenue for the year ended December 31, 2011 consists of sales of excess inventory of natural gas.

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

Operating Expenses

	For the Calendar Years Ended December 31,
	2012	2011
		(unaudited)
	(in thousands)
Operating expenses:
Selling, general and administrative	$6,242	$7,690
Depreciation and amortization	807	374
Other	510	16

Total operating expenses	$7,559	$8,080

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

Depreciation and Amortization. Depreciation expense was approximately $0.8 million and $0.4 million for the calendar years ended December 31, 2012 and 2011, respectively. This increase was primarily due to the acceleration of depreciation on an asset which was dismantled as part of the ammonia production and storage capacity project. A portion of depreciation expense is associated with assets supporting general and administrative functions and is recorded in operating expense. The majority of depreciation expense, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes.

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

Other expense, net was approximately $2.3 million for the calendar year ended December 31, 2012 compared to approximately $32.2 million for the calendar year ended December 31, 2011. The decrease in interest expense was primarily due to high outstanding principal balances, with substantially higher interest rates, for longer periods of time during the calendar year ended December 31, 2011 as compared to the calendar year ended December 31, 2012. The entry into the Second 2012 Credit Agreement and the payoff of the First 2012 Credit Agreement, resulted in a loss on debt extinguishment of approximately $2.1 million for the calendar year ended December 31, 2012. In November 2011, the entry into the credit agreement, or 2011 Credit Agreement, and the payoff of the previous credit agreement, resulted in a loss on debt extinguishment of approximately $10.3 million. In June 2011, we had a loss on debt extinguishment of $9.2 million relating to a former credit agreement REMC entered into during the fiscal year ended September 30, 2011.

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

Pasadena

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE CALENDAR YEAR ENDED DECEMBER 31, 2013 AND 2012

The operations of the Pasadena Facility are only included in our historical results of operations from the closing date of the Agrifos Acquisition, which was November 1, 2012.

Revenues

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Total revenues	$133,675	$37,430

	For the Calendar Year Ended December 31, 2013		For the Calendar Year Ended December 31, 2012
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	428	$107,435	115	$34,493
Sulfuric acid	148	13,514	27	2,586
Ammonium thiosulfate	54	10,221	—	—
Other	N/A	2,505	N/A	351

Total	630	$133,675	142	$37,430

We generate revenue in our Pasadena segment primarily from sales of nitrogen fertilizer products manufactured at our Pasadena Facility and used in the production of corn, soybeans, potatoes, cotton, canola, alfalfa and wheat. The facility produces ammonium sulfate, sulfuric acid and ammonium thiosulfate. Revenues from domestic sales are seasonal based on the planting, growing, and harvesting cycles of customers utilizing nitrogen fertilizer; however, our ammonium sulfate sales internationally offset a portion of this seasonal impact in our total revenues.

Revenues were approximately $133.7 million for the calendar year ended December 31, 2013 compared to approximately $37.4 million for the calendar year ended December 31, 2012. The increase in revenue for the calendar year ended December 31, 2013 compared to the calendar year ended December 31, 2012 reflects our full year of ownership of the Pasadena Facility.

The average sales prices per ton for the calendar year ended December 31, 2013 as compared with those of the calendar year ended December 31, 2012 were lower by 16% and 5% for ammonium sulfate and sulfuric acid, respectively. These two products comprised approximately 90% and 99% of our revenues for calendar years ended December 31, 2013 and 2012, respectively. The decrease in sales prices for the ammonium sulfate for the calendar year ended December 31, 2013 was in part a result of weather which delayed the application of the product. During the calendar year ended December 31, 2013 significant volumes of urea were exported from China and this supply also suppressed global urea and other nitrogen fertilizer prices. The sales price for ammonium sulfate has significantly worsened and still remains low. Our Pasadena Facility also underwent a turnaround in December 2013, which lasted a little longer than anticipated due to issues with a contractor and weather delays, and experienced several relatively small disruptions in production that reduced production during 2013. During the turnaround, we conducted scheduled debottlenecking and reliability improvement projects. Our Pasadena Facility was off-line for approximately three weeks in December 2013.

Cost of Sales

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Total cost of sales	$143,204	$39,134

Costs of sales were approximately $143.2 million for the calendar year ended December 31, 2013 compared to approximately $39.1 million for the calendar year ended December 31, 2012. The increase in cost of sales for the calendar year ended December 31, 2013 compared to the calendar year ended December 31, 2012 reflects our full year of ownership of the Pasadena Facility. Cost of sales consists primarily of expenses for ammonia, sulfur, labor and depreciation. Ammonia and sulfur together comprised approximately 59% and 64% of cost of sales for the calendar years ended December 31, 2013 and 2012, respectively. Labor costs comprised approximately 7% and 5% of cost of sales for the calendar years ended December 31, 2013 and 2012, respectively. Depreciation expense included in cost of sales was approximately $4.2 million and $0.4 million for the calendar years ended December 31, 2013 and 2012, respectively. During the calendar year ended December 31, 2013, we incurred a write-down of ammonium sulfate, sulfur and sulfuric acid inventory to market value of approximately $12.4 million due primarily to lower market prices of ammonium sulfate, in accordance with accounting guidance. Cost of sales includes turnaround expenses of approximately $1.7 million. Turnaround expenses represent the cost of maintenance during turnarounds, which occur approximately every two years.

Cost of sales also includes maintenance expenses. Turnaround at the sulfuric acid plant occurred in November 2012. As a result, we incurred turnaround expenses of approximately $0.8 million. The turnaround was originally scheduled for the first calendar quarter of 2013, but due to two unexpected outages at the sulfuric acid plant, we decided to conduct the turnaround early. As a result of the two unexpected outages, we incurred approximately $0.5 million in additional expenses. The acquisition method of accounting required that the inventory be recognized at fair value as of the closing date of the Agrifos Acquisition. This resulted in the value of inventory, which was sold during the two-month period ended December 31, 2012, being increased by approximately $3.4 million.

Gross Loss

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Total gross loss	$(9,529)	$(1,704)

Gross loss margins for the calendar years ended December 31, 2013 and 2012 was 7% and 5%, respectively. Gross loss for calendar year ended December 31, 2013 is due to lower ammonium sulfate sale prices and the write-down of inventory, as described above. Similar to our East Dubuque Facility, gross profit margin can vary significantly from period to period due to changes in the prices of nitrogen fertilizer, ammonia and sulfur, which are commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. In addition, there are certain fixed costs of operating our Pasadena Facility that are recorded in cost of sales and whose impact on gross profit and gross margins varies as product sales volumes vary seasonally. Moreover, forward sales contracts have not developed for ammonium sulfate to the extent that they have for other nitrogen fertilizer products, so it is not possible to lock product prices and input prices at the same time, as has been our practice for a portion of the sales of the most important products of our East Dubuque Facility. Since input prices for ammonium sulfate are typically fixed several months before the corresponding product price, margins may be compressed during a declining commodity market. Gross loss for calendar year ended December 31, 2012 was primarily due to reduced margins due to the write-up of inventory to fair value, along with the turnaround expenses at the sulfuric acid plant and expenses related to two unexpected outages of the sulfuric acid plant.

Operating Expenses

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Operating expenses:
Selling, general and administrative	$4,764	$361
Depreciation and amortization	3,886	583
Agrifos goodwill impairment	30,029	—

Total operating expenses	$38,679	$944

Operating expenses were approximately $38.7 million for the calendar year ended December 31, 2013 compared to approximately $0.9 million for the calendar year ended December 31, 2012. These expenses were primarily comprised of selling, general and administrative expense, depreciation expense and Agrifos goodwill impairment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $4.8 million for the calendar year ended December 31, 2013. These expenses are for general administrative purposes at our Pasadena Facility, such as general management salaries and travel, legal, consulting, information technology, and banking fees. Selling, general and administrative expenses for the calendar year ended December 31, 2013 included approximately $0.7 million in integration related expenses.

Depreciation and Amortization. Amortization expense was approximately $3.9 million for the calendar year ended December 31, 2013. This amount represents amortization of intangible assets. The depreciation expense relating to fixed assets is a manufacturing cost which is distributed between cost of sales and finished goods inventory, based on product volumes.

Agrifos Goodwill Impairment. Agrifos goodwill impairment was approximately $30.0 million for the calendar year ended December 31, 2013. See Note 7 — Goodwill to the consolidated financial statements in Item 8 “Financial Statements and Supplementary Data.”

Operating Loss

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Total operating loss	$(48,208)	$(2,648)

Operating loss for calendar year ended December 31, 2013 is due to lower ammonium sulfate sale prices, the write-down of inventory and the Agrifos goodwill impairment, as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have historically been cash from operations, borrowings, and proceeds of our initial public offering. With the remaining proceeds from the offering of the Notes, we intend to fund all of the remaining costs of our urea expansion project at our East Dubuque Facility and the replacement of our sulfuric acid converter and our power generation project, both at our Pasadena Facility. We will need to raise additional capital to complete the nitric acid expansion project and any other projects that might be identified. The board of directors of our general partner recently approved an expansion project to replace a nitric acid compressor train at our East Dubuque Facility, which is expected to increase production of nitric acid and UAN, and is expected to cost approximately $7.0 million. We expect to fund that project with new equity capital. We expect to be able to fund our operating needs, including maintenance capital expenditures, from operating cash flow and cash on hand, for at least the next 12 months, however, we may not distribute to our unitholders all of the cash we generate during that period. In the fourth quarter of 2013, our operating cash flow was negative, which reduced our working capital reserves. We expect to replenish working capital by distributing less cash than we generate in future quarters, or by raising equity capital. It is possible that our operating cash flow could again be negative during certain periods due to the seasonality of our business. Borrowing pursuant to our Credit Facility is subject to compliance with certain conditions, and as of December 31, 2013, we did not satisfy those conditions. Based on our current forecast, we expect to be able to borrow under the Credit Facility, as amended, but cash distribution to our unitholders would be prohibited if we have outstanding balances on the Credit Facility or if there are no outstanding balances, we do not meet the requisite financial covenants as described under “—2013 Credit Agreement.”

Capital markets have experienced periods of extreme uncertainty in the recent past, and access to those markets may become difficult. If we need to access capital markets, we cannot assure you that we will be able to do so on acceptable terms, or at all.

Distributions

Our policy is generally to distribute to our unitholders all of the cash available for distribution we generate each quarter, which could materially impact our liquidity and limit our ability to grow and make acquisitions. Cash available for distribution for each quarter will be determined by the Board of our general partner following the end of such quarter. We expect that cash available for distribution for each quarter will generally be calculated as the cash we generate during the quarter, less cash needed for maintenance capital expenditures not funded by capital proceeds, debt service and other contractual obligations. The Board may exercise its discretion to increase or decrease cash distributions compared to such calculation, which would have the effect of decreasing or increasing our cash reserves for future operating or capital needs as deemed appropriate for our projected liquidity needs by the Board of our general partner. If we experience a quarter or quarters with negative cash available for distribution, then we may distribute less cash than we generate in a subsequent quarter or quarters in order to replenish working capital reserves. As a result of our quarterly distributions, our liquidity will be significantly affected, and we expect to finance substantially all of our growth externally, either with commercial bank borrowings or by debt issuances or additional issuances of equity. However, our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we may change our distribution policy at any time and from time to time. Cash distributions in 2014 may be significantly less than cash available for distribution if we elect to replenish working capital reserves that were diminished by the negative cash available for distribution in the fourth quarter of 2013.

The following is a summary of cash distributions paid to common unitholders and holders of phantom units during the year ended December 31, 2013 for the respective quarters to which the distributions relate:

	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	Total Cash Distributions Paid in 2013
Distribution to common unitholders — affiliates	$17,437	$11,626	$19,762	$6,277	$55,102
Distribution to common unitholders — non-affiliates	11,809	7,873	13,393	4,254	37,329

Total amount paid	$29,246	$19,499	$33,155	$10,531	$92,431

Per common unit	$0.75	$0.50	$0.85	$0.27	$2.37

Common and phantom units outstanding	38,996	38,995	39,004	39,003

On February 13, 2014, we announced a cash distribution to our common unitholders and payments to holders of phantom units for the period October 1, 2013 through and including December 31, 2013 of $0.05 per common unit or approximately $2.0 million in the aggregate. This distribution will bring cumulative cash distributed for the twelve months ended December 31, 2013 to $1.67 per common unit. The cash distribution was paid on February 28, 2014, to unitholders of record at the close of business on February 24, 2014.

Shelf Registration

On April 4, 2013, we filed a shelf registration statement with the SEC, which allowed us to offer and sell up to $500.0 million in aggregate initial offering price of common units or debt securities. In February 2014, we post-effectively amended the shelf registration statement. Once the post-effective amendment has been declared effective, the shelf registration statement will allow for the offer and sell of up to $500 million in the aggregate of securities comprised of (i) $265.5 million of common units and debt securities to be offered and sold by us in primary offerings and (ii) up to 12.5 million common units to be offered and sold by RNHI in secondary offerings. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

Notes Offering

On April 12, 2013, the Issuers issued the Notes to qualified institutional buyers and non-United States persons in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes bear interest at a rate of 6.5% per year, payable semi-annually in arrears with the first interest payment made on October 15, 2013. The Notes will mature on April 15, 2021, unless repurchased or redeemed earlier in accordance with their terms. We used part of the net proceeds from the offering to repay in full and terminate the Second 2012 Credit Agreement and related interest rate swaps, and intend to use the remaining proceeds to pay for expenditures related to certain of our expansion projects and for general partnership purposes.

The Notes are fully and unconditionally guaranteed, jointly and severally, by each of our existing domestic subsidiaries, other than Finance Corporation. In addition, the Notes and the guarantees thereof are collateralized by a second priority lien on substantially all of our and the guarantors’ assets, subject to permitted liens.

The Issuers may redeem some or all of the Notes at any time prior to April 15, 2016 at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a “make whole” premium, and accrued and unpaid interest, if any, to the date of redemption. At any time prior to April 15, 2016, we may also, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the Notes issued with the net proceeds of certain equity offerings at 106.5% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of redemption. On or after April 15, 2016, we may redeem some or all of the Notes at a premium that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date.

2013 Credit Agreement

On April 12, 2013, the Partnership and Finance Corporation (collectively the “Borrowers”) entered into the 2013 Credit Agreement. The 2013 Credit Agreement governs borrowing under the Credit Facility. The Borrowers may use the 2013 Credit Agreement to fund their working capital needs, to fund capital expenditures, to issue letters of credit and for other general partnership purposes. The 2013 Credit Agreement also includes a $10.0 million letter of credit sublimit. The commitment under the Credit Facility may be increased by up to $15.0 million upon the Borrowers’ request at the discretion of the lenders and subject to certain customary requirements. Prior to the amendment described below, borrowings under the Credit Facility were strictly limited if we exceeded a Secured Leverage Ratio of 3.75 to 1.00. As of December 31, 2013, our Secured Leverage Ratio was 4.71 to 1.00, and as a result there were no outstanding advances under the Credit Facility.

On March 7, 2014 the Borrowers entered into the First Amendment to the 2013 Credit Agreement (the “First Amendment”). In certain circumstances the First Amendment replaces the financial test that we must satisfy for any borrowing from the Secured Leverage Ratio to a Fixed Charge Coverage Ratio (each as defined in the 2013 Credit Agreement) for the period from the date of the amendment until immediately prior to the time we report our fiscal year 2014 annual results (the “FCCR End Date”). The Fixed Charge Coverage Ratio that we have to meet from the date of the First Amendment through the date immediately prior to reporting our 2014 first quarter results is 2.00 to 1, and thereafter through the FCCR End Date is 2.25 to 1. For the year ended December 31, 2013, our Fixed Charge Coverage Ratio was 3.27 to 1.00. Based on the new financial test contained in the First Amendment we expect to have the ability to borrow in calendar year 2014 under the 2013 Credit Agreement.

As of December 31, 2013, the 2013 Credit Agreement required that, before we could make distributions, (a) there must be no Default or Event of Default (as defined in the 2013 Credit Agreement) and no Default or Event of Default would arise as a result of such distribution, (b) at the time of the distribution and immediately after giving effect to the distribution, the Secured Leverage Ratio on a pro forma basis must not be greater than 3.75 to 1.00, and (c) we must have at least $8.75 million available to be drawn under the 2013 Credit Agreement on a pro forma basis. The First Amendment modifies for a specified period in certain circumstances the financial test applicable to the announcement or payment of a distribution. In the event that we have no amounts outstanding under the 2013 Credit Agreement on the date of the announcement or payment of a distribution, the minimum Fixed Charge Coverage Ratio that we have to meet in order to pay distributions in the period from the date of the First Amendment through the date immediately prior to reporting our 2014 first quarter results is 2.00 to 1.00, and thereafter through the FCCR End Date is 2.25 to 1.00. If there is any amount outstanding under the 2013 Credit Agreement on the date of the announcement or payment of a distribution from the period beginning with the date of the First Amendment through the FCCR End Date, we must have a Secured Leverage Ratio not in excess of 3.75 to 1.00. Following the FCCR End Date, to announce or pay a distribution we must have a Secured Leverage Ratio not in excess of 3.75 to 1.00. During the fiscal year 2014, we expect to have enough capital from other sources so that we do not need to borrow under the 2013 Credit Agreement. However, in the event that we do make such a borrowing and our Secured Leverage Ratio exceeds 3.75 to 1.00, we expect to repay such borrowings so that we will not be prohibited from making distributions under the 2013 Credit Agreement.

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

Our maintenance capital expenditures for our East Dubuque Facility totaled approximately $9.3 million and $7.9 million in the calendar years ended December 31, 2013 and 2012, $2.5 million and $2.7 million in the three months ended December 31, 2011 and December 31, 2010, and $24.5 million in the fiscal year ended September 30, 2011, respectively. Our maintenance capital expenditures for our East Dubuque Facility are expected to be approximately $7.2 million for the year ending December 31, 2014. Our expansion capital expenditures for our East Dubuque Facility totaled approximately $50.5 million and $52.4 million in the calendar years ended December 31, 2013 and 2012 and $1.9 million and $0 in the three months ended December 31, 2011 and December 31, 2010, respectively. Our expansion capital expenditures for our East Dubuque Facility are expected to be approximately $12.3 million for the year ending December 31, 2014 and are expected to be related to our nitric acid expansion project, our urea expansion project and spare parts related to our ammonia production and storage capacity expansion.

Our maintenance capital expenditures for our Pasadena Facility totaled approximately $9.0 million, including approximately $2.4 million spent as part of the project to replace the sulfuric acid converter, in the calendar year ended December 31, 2013. Our maintenance capital expenditures for our Pasadena Facility are expected to be approximately $21.8 million for the year ending December 31, 2014. The maintenance capital expenditures expected in 2014 include approximately $14.5 million to complete replacement of the sulfuric acid converter at the sulfuric acid plant at our Pasadena Facility, which will be funded with proceeds from the Notes. Our expansion capital expenditures for our Pasadena Facility totaled approximately $24.2 million in the calendar year ended December 31, 2013. Our expansion capital expenditures for our Pasadena Facility are expected to be approximately $15.2 million for the year ending December 31, 2014 for expenditures primarily related to the power generation project.

We expect to fund the remainder of the expected costs of our urea expansion project at our East Dubuque Facility and our power generation expansion project and our sulfuric acid converter maintenance project at our Pasadena Facility, from proceeds from the offering of the Notes. We expect to fund the estimated $7.0 million cost of our nitric acid expansion project at our East Dubuque Facility with new capital.

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

CASH FLOWS

Operating Activities

Revenues were approximately $311.4 million for the calendar year ended December 31, 2013 compared to approximately $261.6 million for the calendar year ended December 31, 2012. The increase in revenue for the calendar year ended December 31, 2013 compared to the calendar year ended December 31, 2012 was primarily due to the addition of the Pasadena Facility for a full year in 2013 from the Agrifos Acquisition, partially offset by decreases at our East Dubuque Facility in ammonia and UAN sales volume and sales prices. Deferred revenue decreased by $9.3 million during the calendar year ended December 31, 2013. The decrease was a result of a decrease in our East Dubuque Facility’s deferred revenue by approximately $12.0 million caused by lower demand for product prepayment contracts due to expectations that fertilizer prices would not rise, which was partially offset by an increase in our Pasadena Facility’s deferred revenue by approximately $2.7 million. The increase in our Pasadena Facility’s deferred revenue occurred because of an increase of ammonium sulfate held in IOC terminals that had not sold through to end customers.

Revenues were approximately $261.6 million for the calendar year ended December 31, 2012 compared to approximately $199.9 million for the calendar year ended December 31, 2011. The increase in revenue for the calendar year ended December 31, 2012 compared to the calendar year ended December 31, 2011 was primarily due to the Agrifos Acquisition, increased sales prices for all of the East Dubuque Facility’s products and increased sales volume for ammonia, partially offset by a decrease in sales volume for UAN. Deferred revenue decreased by $4.0 million during the calendar year ended December 31, 2012. The decrease for the calendar year ended December 31, 2012 was a result of a decrease in our Pasadena Facility’s deferred revenue by approximately $5.0 million due to completing a high volume of sales, which was partially offset by an increase in our East Dubuque Facility’s deferred revenue by approximately $1.0 million. The increase in our East Dubuque Facility’s deferred revenue occurred because an unscheduled plant outage at the end of 2012 made us unable to fulfill all fall 2012 product prepayment contracts before December 31, 2012 and the resulting extension of a portion of its fall 2012 product prepayment contracts into the first calendar quarter of 2013.

Revenues were approximately $63.0 million for the three months ended December 31, 2011 compared to approximately $43.0 million for the three months ended December 31, 2010. This increase was primarily the result of higher prices paid for our products during the three months ended December 31, 2011. Deferred revenue decreased $13.8 million during the three months ended December 31, 2011, versus an increase of $17.0 million during the three months ended December 31, 2010. The decrease during the three months ended December 31, 2011 was a result of a high volume of prepaid shipments resulting from the normal seasonality of our business, and due to the fact that few new contracts were signed during the period, as compared to the three months ended December 31, 2010. In comparison, the balance increased during the three months ended December 31, 2010 due to a significant number of new contracts during the period, partially offset by the fulfillment of product prepayment contracts during the three months ended December 31, 2010.

Revenues were approximately $179.9 million for the fiscal year ended September 30, 2011. The increase from the fiscal year ended September 30, 2010 was primarily the result of higher prices paid for our products during fiscal year ended September 30, 2011, resulting from stronger demand for nitrogen fertilizer products during the period. Deferred revenue increased $19.6 million during the fiscal year ended September 30, 2011. This increase in deferred revenue was due to higher prepaid sales prices in fiscal year 2011 than in fiscal year 2010, and also a higher quantity of ammonia and UAN product presold in fiscal year 2011. The increase in revenues and deferred revenue from fiscal year 2010 to fiscal year 2011 are the primary reasons net cash flow from operating activities increased to $83.7 million in fiscal year 2011.

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

Net cash provided by operating activities for the calendar year ended December 31, 2013 was approximately $44.5 million. We had net income of approximately $4.1 million for the calendar year ended December 31, 2013. For the calendar year ended December 31, 2013, we had Agrifos goodwill impairment of approximately $30.0 million relating to the Agrifos Acquisition. During this period, we issued the Notes and paid off the outstanding principal balance under our Second 2012 Credit Agreement, which resulted in a loss on the extinguishment of debt of approximately $6.0 million. We also had unit-based compensation expense relating to our common units of approximately $1.5 million. Due to the fire and the subsequent halting of production, our East Dubuque Facility had excess natural gas which it sold. The payments for such natural gas sales were recorded as deposits for future natural gas purchases. Accrued interest increased by approximately $3.8 million due to the Notes.

Net cash provided by operating activities for the calendar year ended December 31, 2012 was approximately $132.5 million. We had net income of approximately $107.0 million for the calendar year ended December 31, 2012. During this period, we entered into our Second 2012 Credit Agreement and paid off the outstanding principal balance under our First 2012 Credit Agreement. This transaction resulted in a loss on the extinguishment of debt of approximately $2.1 million. We also had unit-based compensation expense relating to our common units of approximately $2.8 million. Deposits on natural gas contracts decreased by approximately $2.8 million due to obtaining lines of credit with two natural gas vendors that had previously required prepayment. Accounts payable increased by approximately $1.0 million primarily due to an increase in East Dubuque Facility’s accounts payable of approximately $3.1 million resulting from approximately $2.3 million more in natural gas payables due to obtaining lines of credit with two natural gas vendors that had previously required prepayment, and approximately $0.5 million in lime removal costs, which was partially offset by a decrease in Pasadena Facility’s accounts payable of approximately $2.1 million through normal payment of invoices. Accrued liabilities decreased by approximately $4.7 million due to a decrease in Pasadena Facility’s accrued liabilities of approximately $9.1 million primarily due to the payment of bonuses of approximately $7.2 million, which was partially offset by an increase in East Dubuque Facility’s accrued liabilities primarily from amounts due to customers for recent overpayments and refunds on product prepayment contracts that we chose to cancel.

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

Investing Activities

Net cash used in investing activities was approximately $90.5 million, $186.8 million, $11.6 million, $2.2 million and $17.4 million, respectively, for the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and 2010, and the fiscal year ended September 30, 2011. Net cash used in investing activities for the calendar year ended December 31, 2013 was primarily related to the ammonia production and storage capacity expansion project at our East Dubuque Facility, and the ammonium sulfate debottlenecking and production capacity project, the power generation project and the initial phases of the sulfuric acid converter replacement project at our Pasadena Facility. In the calendar year ended December 31, 2012, we paid approximately $128.6 million, net of cash received, for the Agrifos Acquisition. The amount for purchase of property, plant, equipment and construction in progress of approximately $57.6 million for the calendar year ended December 31, 2012 relates primarily to the ammonia production and storage capacity expansion project, the urea expansion project and the DEF build-out. The increase in net additions of $9.4 million for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 was primarily due to capital projects completed during the turnaround at the East Dubuque Facility. Net cash used in investing activities for the fiscal year ended September 30, 2011 was primarily due to capital projects undertaken during the turnaround which was started in September of 2011.

Financing Activities

Net cash provided by financing activities was approximately $24.3 million and $65.2 million for the calendar years ended December 31, 2013 and 2012, respectively. During the calendar year ended December 31, 2013, we issued the Notes for $320.0 million and paid off the Second 2012 Credit agreement in the amount of approximately $205.0 million. We also made distributions of approximately $92.4 million. During the calendar year ended December 31, 2012, we had borrowings under our Second 2012 Credit Agreement and our First 2012 Credit Agreement which totaled approximately $222.8 million and repaid borrowings under our First 2012 credit agreement of approximately $29.5 million. We also made distributions of approximately $118.8 million.

Net cash provided by (used in) financing activities was approximately $11.0 million and ($19.8 million) for the three months ended December 31, 2011 and 2010, respectively. During the three months ended December 31, 2011, we completed our initial public offering, which raised a total of $300.0 million in gross proceeds, and approximately $276.0 million in net proceeds after deducting underwriting discounts and commissions of $21.0 million and offering expenses of approximately $3.0 million, excluding approximately $1.0 million in offering expenses paid prior to September 30, 2011. We also repaid in full and terminated our 2011 credit agreement, which had an outstanding principal balance of $146.3 million, and made distributions of $117.4 million. During the three months ended December 31, 2010, concurrently with entering into the second amendment to our 2010 credit agreement, we and Rentech entered into a second incremental loan assumption agreement to borrow an additional $52.0 million, with an original issue discount of $1.0 million. We also prepaid $20.0 million of outstanding principal in connection with the second amendment to our 2010 credit agreement, from cash on hand that we had reserved for such purpose, and made $2.5 million in scheduled principal payments.

Net cash used in financing activities was approximately $49.8 million for the fiscal year ended September 30, 2011. During the fiscal year ended September 30, 2011, concurrently with entering into the second amendment to our 2010 credit agreement, we and Rentech entered into a second incremental loan assumption agreement to borrow an additional $52.0 million, with an original issue discount of $1.0 million. We also entered into our 2011 credit agreement pursuant to which we borrowed $150.0 million, $85.4 million of which was used to pay off the outstanding principal balance under our 2010 credit agreement. Additionally, for the fiscal year ended September 30, 2011, in addition to $8.7 million of scheduled principal payments, we prepaid $20.0 million of outstanding principal in connection with the second amendment to our 2010 credit agreement, from cash on hand that we had reserved for such purpose, and $5.0 million as a mandatory prepayment in connection with the $5.0 million dividend paid by us to Rentech.

CONTRACTUAL OBLIGATIONS

The following table lists our significant contractual obligations and their future payments at December 31, 2013:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Notes (1)	$320,000	$—	$—	$—	$320,000
2013 Credit Agreement(2)	—	—	—	—	—
Earn-out consideration (3)	—	—	—	—	—
Natural gas (4)	8,571	8,571	—	—	—
Purchase obligations (5)	29,165	29,165	—	—	—
Asset retirement obligation (6)	2,822	—	—	—	2,822
Operating leases	2,558	1,047	1,508	3	—
Gas and electric fixed charges (7)	1,844	1,249	595	—	—
Pension plans and postretirement plan (8)	88	88	—	—	—

Total	$365,048	$40,120	$2,103	$3	$322,822

(1)	There is $320 million of principal outstanding under the Notes.
(2)	The 2013 Credit Agreement as amended consists of the Credit Facility. As of December 31, 2013, there are no outstanding advances under the Credit Facility.
(3)	We entered into the Purchase Agreement relating to the Agrifos Acquisition which, among other things, provides for the potential payment of earn-out consideration calculated based on the amount by which the two-year Adjusted EBITDA, as defined in the Purchase Agreement, of the Pasadena Facility exceeds certain Adjusted EBITDA thresholds. The amount reflected in the table reflects our current estimate of the amount of the earn-out consideration we will be required to pay. Depending on the two-year Adjusted EBITDA amounts, such additional earn-out consideration may vary from zero to a maximum of $50.0 million. The potential additional consideration would be paid after April 30, 2015 and completion of the relevant calculations in either common units or cash at the option of the Partnership. At December 31, 2013, the potential earn-out consideration relating to the Agrifos Acquisition was zero.
(4)	As of December 31, 2013, the natural gas forward purchase contracts included delivery dates through March 31, 2014. Subsequent to December 31, 2013 through February 28, 2014, we entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through March 31, 2014. The total MMBtus associated with these additional forward purchase contracts are approximately 0.5 million and the total amount of the purchase commitments are approximately $4.5 million, resulting in a weighted average rate per MMBtu of approximately $9.27. We are required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.
(5)	The amount presented represents certain open purchase orders with our vendors. Not all of our open purchase orders are purchase obligations, since some of the orders are not enforceable or legally binding on us until the goods are received or the services are provided.
(6)	We have recorded asset retirement obligations, or AROs, related to future costs associated with the removal of contaminated material upon removal of the phosphorous plant at our Pasadena Facility and handling and disposal of asbestos at our East Dubuque Facility. The fair value of a liability for an ARO is recorded in the period in which it is incurred and the cost of such liability increases the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period through charges to operating expense and the capitalized cost is depreciated over the remaining useful life of the asset. Since we own our nitrogen fertilizer facilities and currently have no plans to dispose of the properties, the obligation is considered long-term and, therefore, considered to be incurred more than five years after December 31, 2013.
(7)	As part of the natural gas transportation and electric supply contracts at our East Dubuque Facility, we must pay monthly fixed charges over the term of the contracts.
(8)	We expect to contribute $0 and approximately $88,000 to pension plans and a postretirement plan, respectively, in 2014. We acquired these plans as part of the Agrifos Acquisition.

In connection with our Pasadena Facility, we entered into an engineering, procurement and construction contract, or the EPC Contract, with Abeinsa Abener Teyma General Partnership, or Abeinsa. The EPC Contract provides for Abeinsa to be the contractor on our power generation project at the Pasadena Facility. The value of the contract is approximately $25.0 million and the project is expected to be completed by late 2014. Approximately $14.0 million of the contract amount is currently included in purchase obligations listed above.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any material off-balance sheet arrangements as of December 31, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS FROM FINANCIAL STATEMENT DISCLOSURES

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to “Recent Accounting Pronouncements” provided under Note 2 to the consolidated financial statements included in Part II—Item 8 “Financial Statements and Supplementary Data.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to interest rate risks related to the 2013 Credit Agreement. Borrowings under the 2013 Credit Agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% and (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is two business days prior to the first day of such interest period. If we maintain a secured leverage ratio of less than 1.75:1.00 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 Credit Agreement is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. If we maintain a secured leverage ratio equal or greater than 1.75:1.00 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 Credit Agreement is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR borrowings. As of the date of this report, we had no outstanding borrowings under the 2013 Credit Agreement. Assuming the entire $35.0 million was outstanding under the 2013 Credit Agreement, an increase or decrease of 100 basis points in the LIBOR rates would result in an increase or decrease in annual interest expense of approximately $0.4 million.

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

In the normal course of business, we currently produce nitrogen-based fertilizer products throughout the year to supply the needs of our East Dubuque Facility’s customers during the high-delivery-volume spring and fall seasons. The value of fertilizer product inventory is subject to market risk due to fluctuations in the relevant commodity prices. Prices of nitrogen fertilizer products can be volatile. For example, in 2013, such prices declined unexpectedly by 20-30%. We believe that market prices of nitrogen products are affected by changes in grain prices and demand, natural gas prices and other factors.

We enter into fixed-price product prepayment contracts committing our East Dubuque Facility’s customers to purchase our nitrogen fertilizer products at a later date. To a lesser extent, we also enter into product prepayment contracts for our Pasadena Facility’s products. By using fixed-price forward contracts, we purchase approximately enough natural gas to manufacture the products that have been sold by our East Dubuque Facility under product prepayment contracts for later delivery. We believe that entering into such fixed-price contracts for natural gas and product prepayment contracts effectively allows us to fix most of the gross margin on pre-sold product and mitigate risk of increasing market prices of natural gas or decreasing market prices of nitrogen to the extent of such pre-sold products. However, this practice also subjects us to the risk that we may have locked in margins at levels lower than those that might be available if, in periods following these contract dates, natural gas prices were to fall, or nitrogen fertilizer commodity prices were to increase. In addition, we occasionally make forward purchases of natural gas that are not directly linked to specific product prepayment contracts. To the extent we make such purchases, we may be unable to benefit from lower natural gas prices in subsequent periods.

Our Pasadena Facility is exposed to significant market risk due to potential changes in prices for fertilizer products, and for ammonia, sulfuric acid and sulfur. Ammonia and sulfuric acid are the primary raw materials used in the production of ammonium sulfate which is the primary product manufactured at our Pasadena Facility. Sulfur is the primary raw material used in the production of sulfuric acid, which our Pasadena Facility produces for both internal consumption in the production of ammonium sulfate and for sales to third parties. During the calendar year ended December 31, 2013, approximately 90% of the sulfuric acid used in our Pasadena Facility’s production of ammonium sulfate was produced at our Pasadena Facility. We purchase a substantial portion of our ammonia and sulfur for use in our Pasadena Facility at prices based on market indices. The market price of ammonium sulfate is affected by changes in the prices of commodities such as soybeans, potatoes, cotton, canola, alfalfa, corn, wheat, ammonia and sulfur as well as by supply and demand for ammonium sulfate and other nitrogen fertilizers, and by other factors such as the price of its other inputs. The margins on the sale of ammonium sulfate fertilizer products are relatively low. If our costs to produce ammonium sulfate fertilizer products increase and the prices at which we sell these products do not correspondingly increase, our profits from the sale of these products may decrease or we may suffer losses on these sales. If the price of our products falls rapidly, we may not be able to recover the costs of our raw materials inventory that was purchased at an earlier time when commodity prices were at higher levels. A hypothetical increase of $10.00 per ton of ammonia would increase the cost to produce one ton of ammonium sulfate by approximately $2.50. A hypothetical increase of $10.00 per ton of sulfur would also increase the cost to produce one ton of ammonium sulfate by approximately $2.50.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RENTECH NITROGEN PARTNERS, L.P.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Rentech Nitrogen GP, LLC and Unitholders of Rentech Nitrogen Partners, L.P.

In our opinion, the accompanying consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of income, of comprehensive income, of stockholder’s equity (deficit) / partners’ capital and of cash flows for each of the two years in the period ended December 31, 2013, three months ended December 31, 2011 and fiscal year ended September 30, 2011 present fairly, in all material respects, the financial position of Rentech Nitrogen Partners, L.P. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, three months ended December 31, 2011, and the fiscal years ended September 30, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)(1992). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 17, 2014

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of December 31,
	2013	2012
ASSETS
Current assets
Cash	$34,060	$55,799
Accounts receivable	7,434	9,705
Inventories	31,102	27,140
Prepaid expenses and other current assets	4,942	2,228
Other receivables, net	2,227	2,626

Total current assets	79,765	97,498

Property, plant and equipment, net	234,359	128,340

Construction in progress	33,531	61,147

Other assets
Goodwill	27,202	56,592
Intangible assets	22,298	26,185
Debt issuance costs	8,404	6,458
Other assets	785	425

Total other assets	58,689	89,660

Total assets	$406,344	$376,645

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$9,793	$15,144
Payable to general partner	5,353	4,247
Accrued liabilities	18,444	14,271
Deferred revenue	20,365	29,660
Current portion of long term debt	—	7,750
Accrued interest	4,622	142
Asset retirement obligation	—	2,776
Other	—	290

Total current liabilities	58,577	74,280

Long-term liabilities
Debt	320,000	185,540
Asset retirement obligation	2,822	313
Earn-out consideration	—	4,920
Other	1,820	2,188

Total long-term liabilities	324,642	192,961

Total liabilities	383,219	267,241

Commitments and contingencies (Note 9)
Partners’ capital
Common unitholders — 38,889 and 38,839 units issued and outstanding at December 31, 2013 and 2012, respectively	21,816	109,238
Accumulated other comprehensive income	1,309	166
General partner’s interest	—	—

Total partners’ capital	23,125	109,404

Total liabilities and partners’ capital	$406,344	$376,645

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Income

(Amounts in thousands, except per unit data)

	For the Calendar Years Ended December 31,			For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2013	2012	2011	2011	2010	2011
			(unaudited)		(unaudited)
Revenues	$311,375	$261,635	$199,909	$63,014	$42,962	$179,857
Cost of sales	240,021	129,796	113,911	37,460	26,835	103,286

Gross profit	71,354	131,839	85,998	25,554	16,127	76,571

Operating expenses
Selling, general and administrative expense	17,285	18,376	7,690	3,336	1,431	5,786
Depreciation and amortization	4,077	1,390	374	77	112	409
Agrifos goodwill impairment	30,029	—	—	—	—	—
Other	806	510	16	(507)	—	522

Total operating expenses	52,197	20,276	8,080	2,906	1,543	6,717

Operating income	19,157	111,563	77,918	22,648	14,584	69,854

Other income (expense), net
Interest expense	(14,098)	(1,469)	(12,788)	(1,947)	(2,912)	(13,752)
Loss on debt extinguishment	(6,001)	(2,114)	(19,486)	(10,263)	(4,593)	(13,816)
Fair value adjustment to earn-out consideration	4,920	—	—	—	—	—
Other income (expense), net	(6)	(674)	56	17	17	55

Total other expenses, net	(15,185)	(4,257)	(32,218)	(12,193)	(7,488)	(27,513)

Income before income taxes	3,972	107,306	45,700	10,455	7,096	42,341
Income tax (benefit) expense	(96)	303	14,643	—	2,772	17,415

Net income	$4,068	$107,003	$31,057	$10,455	$4,324	$24,926

Net income subsequent to initial public offering (November 9, 2011 through December 31, 2011)			$11,331	$11,331

Net income per common unit allocated to common unitholders subsequent to initial public offering—Basic	$0.10	$2.78	$0.30	$0.30
Net income per common unit allocated to common unitholders subsequent to initial public offering—Diluted	$0.10	$2.78	$0.30	$0.30
Weighted-average units used to compute net income per common unit:
Basic	38,850	38,350	38,250	38,250
Diluted	38,945	38,352	38,255	38,255

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	For the Calendar Years Ended December 31,			For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2013	2012	2011	2011	2010	2011
			(unaudited)		(unaudited)
Net income	$4,068	$107,003	$31,057	$10,455	$4,324	$24,926
Other comprehensive income:
Pension and postretirement plan adjustments	1,143	166	—	—	—	—

Other comprehensive income	1,143	166	—	—	—	—

Comprehensive income	$5,211	$107,169	$31,057	$10,455	$4,324	$24,926

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Stockholder’s Equity (Deficit) / Partners’ Capital

(Amounts in thousands)

			Additional Paid-in Capital	Receivable from Parent Company	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive Income	General Partner	Total Partners’ Capital
	Common Stock
	Shares	Income
Balance, September 30, 2010	985	$—	$70,773	$(114,158)	$63,719	$20,334	—	$—	$—	$—	$—
Dividends paid	—	—	—	112,740	(235,551)	(122,811)	—	—	—	—	—
Net advances from parent company	—	—	—	1,418	—	1,418	—	—	—	—	—
Initial contribution to RNP	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	24,926	24,926	—	—	—	—	—

Balance, September 30, 2011	985	$—	$70,773	$—	$(146,906)	$(76,133)	—	$—	$—	$—	$—
Deferred tax adjustment	—	—	—	—	5,462	5,462	—	—	—	—	—
Net loss attributable to the period from October 1, 2011 through November 8, 2011	—	—	—	—	(876)	(876)	—	—	—	—	—
Contribution to RNP for common units	(985)	—	(70,773)	—	142,320	71,547	23,250	—	—	(71,547)	(71,547)
Contribution through reduction of due to parent company	—	—	—	—	—	—	—	—	—	1,678	1,678
Transfer equity to limited partners	—	—	—	—	—	—	—	(187,295)	—	187,295	—
Issuance of common units to public, net of offering and other costs	—	—	—	—	—	—	15,000	275,092	—	—	275,092
Distributions	—	—	—	—	—	—	—	—	—	(117,426)	(117,426)
Unit-based compensation expense	—	—	—	—	—	—	—	63	—	—	63
Net income attributable to the period from November 9, 2011 through December 31, 2011	—	—	—	—	—	—	—	11,331	—	—	11,331

Balance, December 31, 2011	—	$—	$—	$—	$—	$—	38,250	$99,191	$—	$—	$99,191
Common units issued for acquisition	—	—	—	—	—	—	539	20,000	—	—	20,000
Common units	—	—	—	—	—	—	50	(736)	—	—	(736)
Distributions to common unitholders —affiliates	—	—	—	—	—	—	—	(71,610)	—	—	(71,610)
Distributions to common unitholders —non-affiliates	—	—	—	—	—	—	—	(47,205)	—	—	(47,205)
Unit-based compensation expense	—	—	—	—	—	—	—	2,827	—	—	2,827
Net income	—	—	—	—	—	—	—	107,003	—	—	107,003
Other comprehensive income	—	—	—	—	—	—	—	—	166	—	166
Other	—	—	—	—	—	—	—	(232)	—	—	(232)

Balance, December 31, 2012	—	$—	$—	$—	$—	$—	38,839	$109,238	$166	$—	$109,404
Common units	—	—	—	—	—	—	50	(519)	—	—	(519)
Distributions to common unitholders —affiliates	—	—	—	—	—	—	—	(55,102)	—	—	(55,102)
Distributions to common unitholders —non-affiliates	—	—	—	—	—	—	—	(37,329)	—	—	(37,329)
Unit-based compensation expense	—	—	—	—	—	—	—	1,460	—	—	1,460
Net income	—	—	—	—	—	—	—	4,068	—	—	4,068
Other comprehensive income	—	—	—	—	—	—	—	—	1,143	—	1,143

Balance, December 31, 2013	—	$—	$—	$—	$—	$—	38,889	$21,816	$1,309	$—	$23,125

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2013	2012	2011	2010	2011
				(unaudited)
Cash flows from operating activities
Net income	$4,068	$107,003	$10,455	$4,324	$24,926
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	17,312	12,460	3,287	2,600	10,021
Utilization of spare parts	3,778	2,042	309	380	1,698
Write-down of inventory	12,360	—	—	—	—
Non-cash interest expense	961	387	357	496	1,632
Agrifos goodwill impairment	30,029	—	—	—	—
Loss on debt extinguishment	6,001	2,114	10,263	4,593	13,816
(Gain) loss on interest rate swaps	(17)	929	—	—	—
Unit-based compensation	1,460	2,827	—	—	—
Deferred income taxes	—	—	—	—	(718)
Payment of call premium fee	—	—	(2,933)	—	(8,261)
Other	1,779	(118)	(435)	8	376
Changes in operating assets and liabilities:
Accounts receivable	2,271	999	(2,883)	(7,034)	4,962
Other receivables	399	2	194	91	(137)
Inventories	(16,190)	8,727	11,164	1,451	(9,218)
Other assets	(767)	2,807	(1,409)	303	955
Prepaid expenses and other current assets	(1,515)	(90)	161	(482)	(1,118)
Accounts payable	(5,289)	1,020	(682)	266	402
Deferred revenue	(9,295)	(3,972)	(13,750)	17,028	19,608
Due to parent company	—	—	(18,395)	—	20,073
Accrued interest	3,780	119	(41)	10	18
Accrued liabilities, accrued payroll and other	(6,667)	(4,710)	(1,641)	(317)	4,633

Net cash provided by (used in) operating activities	44,458	132,546	(5,979)	23,717	83,668

Cash flows from investing activities
Payment for acquisition, net of cash acquired	(290)	(128,596)	—	—	—
Capital expenditures	(90,288)	(57,571)	(11,656)	(2,212)	(17,411)
Other items	38	(658)	90	—	25

Net cash used in investing activities	(90,540)	(186,825)	(11,566)	(2,212)	(17,386)

Cash flows from financing activities
Proceeds from issuance of notes	320,000	—	—	—	—
Payment of offering costs	(972)	—	—	—	—
Proceeds from initial public offering, net of costs	—	(245)	276,007	—	—
Proceeds from credit facilities and term loan, net of original issue discount	15,600	222,780	—	50,960	200,960
Proceeds from bridge loan from parent	—	5,860	—	—	—
Payment of bridge loan to parent	—	(5,860)	—	—	—
Payments and retirement of debt	(208,890)	(30,490)	(146,668)	(22,987)	(120,664)
Payment of debt issuance costs	(8,964)	(7,788)	(904)	(290)	(8,747)
Payment of bridge loan fee to parent, net	—	(200)	—	—	—
Payment of dividends	—	—	(117,426)	(50,857)	(122,811)
Net receipts from parent company	—	—	—	3,356	1,418
Distributions to common unitholders – affiliates	(55,102)	(71,610)	—	—	—

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Cash Flows—Continued

(Amounts in thousands)

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2013	2012	2011	2010	2011
				(unaudited)
Distributions to common unitholders – non-affiliates	(37,329)	(47,205)	—	—	—

Net cash provided by (used in) financing activities	24,343	65,242	11,009	(19,818)	(49,844)

Increase (decrease) in cash	(21,739)	10,963	(6,536)	1,687	16,438
Cash and cash equivalents, beginning of period	55,799	44,836	51,372	34,934	34,934

Cash and cash equivalents, end of period	$34,060	$55,799	$44,836	$36,621	$51,372

For the years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and 2010 and the fiscal year ended September 30, 2011, the Partnership made certain cash payments as follows:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2013	2012	2011	2010	2011
				(unaudited)
Cash payments of interest, net of capitalized interest of $3,243 (Dec 2013), $701 (Dec 2012) and $0 for all other periods	$9,674	$964	$1,631	$2,406	$12,102

Excluded from the statements of cash flows were the effects of certain non-cash financing and investing activities as follows:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2013	2012	2011	2010	2011
				(unaudited)
Purchase of insurance policies financed with notes payable	$—	$—	$679	$428	$1,537
Receivable from parent company reclassified as dividend	—	—	—	—	112,740
Receivable for sales of property, plant and equipment in other receivables	—	—	741	—	325
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	10,509	5,223	2,329	792	9,605
Current deposits transferred into construction in progress	—	1,505	—	—	—
Deferred taxes written off through retained earnings	—	—	5,462	—	—
Capital contribution through reduction of due to parent company	—	—	1,678	—	—
Prepaid IPO costs offset against proceeds of IPO	—	—	3,907	—	—
IPO costs in accrued liabilities	—	—	72	—	—
Units issued for acquisition	—	20,000	—	—	—

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements

Note 1 — Description of Business

Description of Business

Rentech Nitrogen Partners, L.P. (“RNP”, “the Partnership,” “we,” “us” or “our”) owns and operates two fertilizer facilities: our East Dubuque Facility and our Pasadena Facility. Our East Dubuque Facility is located in East Dubuque, Illinois, and has been in operation since 1965. We produce primarily ammonia and urea ammonium nitrate solution (“UAN”) at our East Dubuque Facility, using natural gas as the facility’s primary feedstock. Our Pasadena Facility, which we acquired in November 2012, is located in Pasadena, Texas, and has been in operation producing various products since the 1940s. In 2011, our Pasadena Facility was converted to the production of high-quality granulated synthetic ammonium sulfate, and began selling ammonium sulfate and ammonium thiosulfate as its primary products. We produce ammonium sulfate, ammonium thiosulfate and sulfuric acid at our Pasadena Facility, using ammonia and sulfur as the facility’s primary feedstocks.

In fiscal year 2011, Rentech Energy Midwest Corporation (“REMC” or “the Company”), the predecessor of RNP, was a wholly-owned subsidiary of Rentech, Inc. (“Rentech”). On November 9, 2011, the Partnership completed its initial public offering (the “Offering”) of 15,000,000 common units representing limited partner interests at a public offering price of $20.00 per common unit. The common units sold to the public in the Offering represented 39.2% of the Partnership common units outstanding as of the closing of the Offering. Rentech Nitrogen Holdings, Inc. (“RNHI”), Rentech’s indirect wholly-owned subsidiary, owned the remaining 60.8% of the Partnership common units outstanding as of the closing of the Offering and Rentech Nitrogen GP, LLC (the “General Partner”), RNHI’s wholly-owned subsidiary, owns 100% of the non-economic general partner interest in us. The Partnership’s assets consisted as of the closing of the Offering of all of the equity interests of REMC, which owned the East Dubuque Facility. At the Offering, REMC was converted into a limited liability company, Rentech Nitrogen, LLC (“RNLLC”).

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

Change in Fiscal Year End and Basis of Presentation

On February 1, 2012, the Partnership changed its fiscal year end from September 30 to December 31. References to any of the Partnership’s calendar years mean the twelve-month period ended December 31 of that calendar year. References to our fiscal year means the fiscal year ended September 30, 2011. The statement of income for the calendar year ended December 31, 2011 was derived by deducting the statement of income for the three months ended December 31, 2010 from the statement of income for the fiscal year ended September 30, 2011 and then adding the statement of income for the three months ended December 31, 2011. The statements of income for calendar year ended December 31, 2011 and the three months ended December 31, 2010, while not required, are presented for comparison purposes. Financial information in these notes with respect to calendar year 2011 and the three months ended December 31, 2010 is unaudited.

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

Intercompany loans and advances from REMC to Rentech were recorded in a contra-equity account receivable from parent company. No interest was recorded on this receivable. Amortization of the discount on REMC’s term loan, which was recorded by Rentech, was pushed down to REMC. An estimate of the cost of time spent on REMC’s matters by Rentech human resources, legal, information systems, accounting and finance, investor relations and other Rentech personnel has been reflected in REMC’s statements of income. A percentage of third party costs relating to the information technology operating system was pushed down to REMC. Actual audit and tax services expenses for REMC were pushed down to REMC. Rentech over the years granted Restricted Stock Units and stock options to employees of REMC. The related stock based compensation for such grants was recorded by Rentech. These costs have also been recorded by REMC in these consolidated financial statements. Total operating expenses allocated to REMC were $2.0 million for the fiscal year ended September 30, 2011. The entries relating to income taxes were determined on a separate return basis.

Subsequent Events

The Partnership has evaluated events occurring between December 31, 2013 and the date of these consolidated financial statements to ensure that such events are properly reflected in these statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

East Dubuque and Pasadena Policy

Revenues are recognized when customers take ownership upon shipment from the East Dubuque Facility, Pasadena Facility, East Dubuque Facility’s leased facility or Pasadena Facility’s distributors’ facilities and (i) assumes risk of loss, (ii) there are no uncertainties regarding customer acceptance, (iii) collection of the related receivable is probable, (iv) persuasive evidence of a sale arrangement exists and (v) the sales price is fixed or determinable. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and customer disputes to determine whether collectability is reasonably assured. If collectability is not considered reasonably assured at the time of sale, the Partnership does not recognize revenue until collection occurs.

Natural gas, though not purchased for the purpose of resale, is occasionally sold by the East Dubuque Facility when contracted quantities received are in excess of production and storage capacities, in which case the sales price is recorded in revenues and the related cost is recorded in cost of sales. Natural gas sales were approximately $3.4 million, $1.1 million and $0.1 million for 2013, 2012 and 2011, respectively.

East Dubuque Contracts

On April 26, 2006, Rentech’s subsidiary, Rentech Development Corporation (“RDC”), entered into a Distribution Agreement (the “Distribution Agreement”) with Royster-Clark Resources, LLC, who subsequently assigned the agreement to Agrium U.S.A., Inc. (“Agrium”), and RDC similarly assigned the agreement to REMC, prior to its conversion into RNLLC. The Distribution Agreement is for a 10 year period, subject to renewal options. Pursuant to the Distribution Agreement, Agrium is obligated to use commercially reasonable efforts to promote the sale of, and solicit and secure orders from its customers for nitrogen fertilizer products manufactured at the East Dubuque Facility, and to purchase from RNLLC nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time. Under the Distribution Agreement, Agrium is appointed as the exclusive distributor for the sale, purchase and resale of nitrogen products manufactured at the East Dubuque Facility. Sale terms are negotiated and approved by RNLLC. Agrium bears the credit risk on products sold through Agrium pursuant to the Distribution Agreement. If an agreement is not reached on the terms and conditions of any proposed Agrium sale transaction, RNLLC has the right to sell to third parties provided the sale is on the same timetable and volumes and at a price not lower than the one proposed by Agrium. For the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, the Distribution Agreement accounted for 79%, 83%, 92% and 83%, respectively, of net revenues from product sales for the East Dubuque Facility. Receivables from Agrium accounted for 84% and 73% of the total accounts receivable balance of the East Dubuque Facility as of December 31, 2013 and 2012, respectively. RNP negotiates sales with other customers and these transactions are not subject to the terms of the Distribution Agreement.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

Under the Distribution Agreement, the East Dubuque Facility pays commissions to Agrium not to exceed $5 million during each contract year on applicable gross sales during the first 10 years of the agreement. The commission rate was 2% during the first year of the agreement and increased by 1% on each anniversary date of the agreement up to the current maximum rate of 5%. For the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, the effective commission rate associated with sales under the Distribution Agreement was 3.6%, 2.7%, 2.6% and 4.3%, respectively. The commission expense was recorded in cost of sales for all periods.

Pasadena Contracts

We sell substantially all of our Pasadena Facility’s products through marketing and distribution agreements. Pursuant to an exclusive marketing agreement we have entered into with Interoceanic Corporation (“IOC”), IOC has the exclusive right and obligation to market and sell all of our Pasadena Facility’s ammonium sulfate product. Under the marketing agreement, IOC is required to use commercially reasonable efforts to market the product to obtain the most advantageous price. We compensate IOC for transportation and storage costs relating to the ammonium sulfate product it markets through the pricing structure under the marketing agreement. The marketing agreement has a term that ends December 31, 2016, but automatically renews for subsequent one-year periods (unless either party delivers a termination notice to the other party at least 210 days prior to an automatic renewal). The marketing agreement may be terminated prior to its stated term for specified causes. During the calendar year ended December 31, 2013 and the period beginning November 1, 2012 through December 31, 2012, the marketing agreement with IOC accounted for 100% of our Pasadena Facility’s revenues from the sale of ammonium sulfate. In addition, we have an arrangement with IOC that permits us to store 59,500 tons of ammonium sulfate at IOC-controlled terminals, which are located near end customers of our Pasadena Facility’s ammonium sulfate. This arrangement currently is not governed by a written contract. We also have marketing and distribution agreements to sell other products that automatically renew for successive one year periods.

Deferred Revenue

A significant portion of the revenue recognized during any period may be related to product prepayment contracts or products stored at IOC facilities, for which cash was collected during an earlier period, with the result that a significant portion of revenue recognized during a period may not generate cash receipts during that period. As of December 31, 2013 and 2012, deferred revenue was approximately $20.4 million and $29.7 million, respectively. At the East Dubuque Facility, we record a liability for deferred revenue to the extent that payment has been received under product prepayment contracts, which create obligations for delivery of product within a specified period of time in the future. The terms of these product prepayment contracts require payment in advance of delivery. At the Pasadena Facility, IOC pre-pays a portion of the sales price for shipments received into its storage facilities. The Partnership recognizes revenue related to the product prepayment contracts or products stored at IOC facilities and relieves the liability for deferred revenue when products are shipped (including shipments to end customers from IOC facilities).

Cost of Sales

Cost of sales are comprised of manufacturing costs related to the Partnership’s fertilizer products and processing costs for services. Cost of sales expenses include direct materials (such as natural gas, ammonia, sulfur and sulfur acid), direct labor, indirect labor, employee fringe benefits, depreciation on plant machinery, electricity and other costs, including shipping and handling charges incurred to transport products sold.

The Partnership enters into short-term contracts to purchase physical supplies of natural gas in fixed quantities at both fixed and indexed prices. The Partnership anticipates that it will physically receive the contract quantities and use them in the production of fertilizer. The Partnership believes it is probable that the counterparties will fulfill their contractual obligations when executing these contracts. Natural gas purchases, including the cost of transportation to the East Dubuque Facility, are recorded at the point of delivery into the pipeline system.

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

We elect the normal purchase normal sale exemption for our commodity-based derivative instruments. As such, we do not recognize the unrealized gains or losses related to these derivative instruments in our consolidated financial statements. For interest rate swaps, the Partnership did not use hedge accounting; however, the Partnership reflected the instruments at fair value and any change in value was recorded in other expense, net on the consolidated statement of income. The Partnership terminated the interest rate swaps in calendar year 2013.

Cash

The Partnership has checking and savings accounts with major financial institutions. At times balances with these financial institutions may be in excess of federally insured limits.

Accounts and Other Receivables

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

At December 31, 2013, the Partnership has recorded an insurance receivable of approximately $1.7 million for losses incurred at a November 2013 fire at the East Dubuque Facility. The receivable is not in dispute, and recovery is probable due to a legally enforceable insurance policy.

Inventories

Inventories consist of raw materials and finished goods. The primary raw material used by the East Dubuque Facility in the production of its nitrogen products is natural gas. The primary raw materials used by the Pasadena Facility in the production of its products are ammonia and sulfur. Raw materials also include certain chemicals used in the manufacturing process. Finished goods include the products stored at each plant that are ready for shipment along with any inventory that may be stored at remote facilities. The Partnership allocates fixed production overhead costs to inventory based on the normal capacity of its production facilities and unallocated overhead costs are recognized as expense in the period incurred. At December 31, 2013 and 2012, inventories on the balance sheets included depreciation of approximately $1.2 million and $1.0 million, respectively.

Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. The estimated net realizable value is based on customer orders, market trends and historical pricing. On at least a quarterly basis, the Partnership performs an analysis of its inventory balances to determine if the carrying amount of inventories exceeds its net realizable value. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value.

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

The Partnership has recorded asset retirement obligations (“AROs”) related to future costs associated with (i) the removal of contaminated material at the former phosphorous plant at the Pasadena Facility and handling (ii) disposal of asbestos at the East Dubuque Facility. The fair value of a liability for an ARO is recorded in the period in which it is incurred and the cost of such liability increases the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period through charges to operating expense and the capitalized cost is depreciated over the remaining useful life of the asset. The liability at December 31, 2013 and 2012 was approximately $2.8 million and $3.1 million.

Construction in Progress

We also capitalize costs for improvements to the existing machinery and equipment at our facilities and certain costs associated with our information technology initiatives. We do not depreciate construction in progress costs until the underlying assets are placed into service.

Acquisition Method of Accounting

The Partnership accounts for business combinations using the acquisition method of accounting, which requires, among other things, that assets acquired, liabilities assumed and earn-out consideration be recognized at their fair values as of the acquisition date. The Partnership has recognized goodwill and intangibles related to its acquisition as described in Note 3 — Agrifos Acquisition. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of income.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business acquisition. The Partnership tests goodwill assets for impairment annually, or more often if an event or circumstance indicates that impairment may have occurred. The analysis of the potential impairment of goodwill is a two step process. Step one of the impairment test consists of comparing the fair value of the reporting unit with the aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment. Step one of the goodwill impairment test involves a high degree of judgment and consists of a comparison of the fair value of a reporting unit with its book value. The fair value of the Pasadena reporting unit is based upon various assumptions and is based on the discounted cash flows that the business can be expected to generate in the future (the “Income Approach”). The Income Approach valuation method requires the Company to make projections of revenue and operating costs over a multi-year period. Additionally, the Partnership made an estimate of a weighted average cost of capital that a market participant would use as a discount rate.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

If the fair value of the reporting unit is less than its carrying value, step two of the impairment test is performed. Step two of the goodwill impairment test consists of comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. Determining the implied fair value of goodwill requires the valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date. The valuation of assets and liabilities in step two is performed only for purposes of assessing goodwill for impairment. See Note 7 – Goodwill.

Intangible Assets

Intangible assets arose in conjunction with the Agrifos Acquisition (See Note 3 — Agrifos Acquisition) and consist of technology to produce ammonium sulfate and the Pasadena Facility’s marketing agreement with IOC.

Intangible assets consist of the following at December 31, 2013 and 2012 (amounts in thousands):

	2013	2012	Average Life
Technologies to produce fertilizers	$23,680	$23,680	20
Fertilizer marketing agreements	3,088	3,088	1.5

Intangibles, gross	$26,768	$26,768
Less: accumulated amortization	(4,470)	(583)

Intangibles, net	$22,298	$26,185

The amortization of the assets will result in amortization expense of approximately $1.2 million for each of the next five years.

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

Basic income per common unit allocated to common unitholders is calculated by dividing net income allocated to common unitholders by the weighted average number of common units outstanding for the period. Diluted net income per common unit allocated to common unitholders is calculated by dividing net income allocated to common unitholders by the weighted average number of common units outstanding plus the dilutive effect, calculated using the “treasury stock” method for the unvested phantom units. Phantom units are settled for common units upon vesting and are issued in tandem with distribution rights during the vesting period.

Comprehensive Income

Comprehensive income includes all changes in partners’ capital during the period from non-owner sources. To date, accumulated other comprehensive income is comprised of adjustments to the defined benefit pension plans and the postretirement benefit plan.

Quarterly Distributions of Available Cash

The Partnership’s policy is to distribute all of the cash available for distribution which it generates each quarter. Cash available for distribution for each quarter will be determined by the board of directors of the General Partner following the end of each quarter. The Partnership expects that cash available for distribution for each quarter will generally be calculated as the cash it generates during the quarter, less cash needed for maintenance capital expenditures not funded by capital proceeds, debt service and other contractual obligations, and reserves for future operating or capital needs that the board of directors of the General Partner deems necessary or appropriate. The Partnership does not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in its quarterly distribution or otherwise to reserve cash for distributions, nor does it intend to incur debt to pay quarterly distributions. The Partnership has no legal obligation to pay distributions. Distributions are not required by the Partnership’s partnership agreement and the Partnership’s distribution policy is subject to change at any time at the discretion of the board of directors of the General Partner. Any distributions made by the Partnership to its unitholders will be done on a pro rata basis.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

Related Parties

On November 9, 2011, the closing date of the Offering, the Partnership, the General Partner and Rentech entered into a services agreement, pursuant to which the Partnership and the General Partner will obtain certain management and other services from Rentech. The Partnership’s consolidated financial statements following the Offering reflect the impact of the reimbursements the Partnership is required to make to Rentech under the services agreement instead of those used for purposes of preparing REMC’s stand-alone financial statements. Under the services agreement, the Partnership, its subsidiaries and the General Partner are obligated to reimburse Rentech for (i) all costs, excluding share-based compensation, incurred by Rentech or its affiliates in connection with the employment of its employees who are seconded to the Partnership and who provide the Partnership services under the agreement on a full-time basis; (ii) a prorated share of costs, excluding share-based compensation, incurred by Rentech or its affiliates in connection with the employment of its employees, excluding seconded personnel, who provide the Partnership services under the agreement on a part-time basis, with such prorated share determined by Rentech on a commercially reasonable basis, based on the estimated percent of total working time that such personnel are engaged in performing services for the Partnership; (iii) a prorated share of certain administrative costs, in accordance with the agreement, including office costs, services by outside vendors, other general and administrative costs; and (iv) any taxes (other than income taxes, gross receipt taxes and similar taxes) incurred by Rentech or its affiliates for the services provided under the agreement. During the calendar years ended December 31, 2013 and 2012, Rentech, in accordance with the services agreement, billed the Partnership approximately $18.6 million and $14.1 million, respectively.

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

Note 3 — Agrifos Acquisition

On November 1, 2012, the Company acquired all of the membership interest of Agrifos. The purchase price for Agrifos and its subsidiaries consisted of an initial purchase price of $136.3 million in cash, less working capital adjustments, and $20.0 million in common units representing limited partnership interests in the Partnership (the “Common Units”), which reduced Rentech’s ownership interest in the Partnership at the time from 60.8% to 59.9%, as well as potential earn-out consideration of up to $50.0 million to be paid in Common Units or cash at the Partnership’s option based on the amount by which the two-year Adjusted EBITDA, as defined in the Purchase Agreement, of the Pasadena Facility exceeds certain thresholds. Among other terms, the Seller is required to indemnify us for a period of six years after the closing for certain environmental matters relating to the Pasadena Facility, which indemnification obligations are subject to important limitations including a deductible and an overall cap. We deposited with an escrow agent in several escrow accounts a portion of the initial consideration consisting of an aggregate of $7.25 million in cash, and 323,276 Common Units, representing a value of $12.0 million, which amounts may be used to satisfy certain indemnity claims upon the occurrence of certain events. Any earn-out consideration would be paid after April 30, 2015 and the completion of the relevant calculations in either common units or cash at our option.

This business combination has been accounted for using the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed and earn-out consideration be recognized at their fair values as of the acquisition date.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

The purchase price consisted of the following (amounts in thousands):

Cash (through borrowings under the Second 2012 Credit Agreement) less working capital adjustments	$136,308
Fair market value of 538,793 Common Units issued	20,000
Estimate of potential earn-out consideration(1)	4,920

Total purchase price	$161,228

(1)	The amount of earn-out consideration reflected in the table above reflects the Partnership’s estimate, as of November 1, 2012, of the amount of the earn-out consideration it will be required to pay pursuant to the Purchase Agreement, as defined in Note 4 – Fair Value. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations. As of December 31, 2013, the fair value of the potential earn-out consideration was $0.

The Partnership’s final purchase price allocation as of November 1, 2012 is as follows (amounts in thousands):

Cash	$2,622
Accounts receivable	3,204
Inventories	30,373
Prepaid expenses and other current assets	566
Property, plant and equipment	68,688
Construction in progress	7,011
Intangible assets (Technology—$23,680 and Marketing Agreement—$3,088)	26,768
Goodwill	57,231
Other assets	73
Accounts payable	(10,638)
Accrued liabilities	(6,640)
Customer deposits	(13,301)
Asset retirement obligation	(2,776)
Other long-term liabilities	(1,953)

Total purchase price	$161,228

During the calendar year ended December 31, 2013, the Partnership and the Seller finalized the working capital adjustments which resulted in an increase in the preliminary purchase price of approximately $0.3 million. The working capital adjustments receivable was recorded separately from the purchase price allocation shown above. The finalization and recording of the cash receipt resulted in cash increasing by approximately $2.2 million and other receivables decreasing by approximately $2.5 million. During the calendar year ended December 31, 2013, the Partnership recognized adjustments to the preliminary purchase price allocation with an increase in fair value to goodwill of approximately $0.6 million and accrued liabilities of approximately $0.3 million.

The operations of Agrifos are included in the consolidated statement of income effective November 1, 2012. During the calendar year ended December 31, 2012, the Partnership recorded revenue and net loss related to Agrifos of approximately $37.4 million and $2.6 million, respectively. Acquisition related costs for this acquisition totaled approximately $4.1 million for the calendar year ended December 31, 2012 and have been included in the consolidated statements of income within selling, general and administrative expense.

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

	For the Calendar Year Ended December 31, 2012
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$261,635	$126,484	$388,119
Net income	$107,003	$(1,497)	$105,506
Net income per common unit	$2.78	$(0.07)	$2.71

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

Fair values of cash, deposits, other current assets, accounts payable, accrued liabilities and other current liabilities are assumed to approximate carrying value since they are short term and can be settled on demand.

The following table presents the financial instruments that require fair value disclosure as of December 31, 2013.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Notes	$318,400	$—	$—	$320,000

The following table presents the financial instruments that require fair value disclosure as of December 31, 2012.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Credit facilities and term loan	$—	$193,290	$—	$193,290
Interest rate swaps	—	929	—	929
Earn-out consideration	—	—	4,920	4,920

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

Interest Rate Swaps

In 2012, RNLLC entered into two forward starting interest rate swaps in notional amounts which covered a portion of its outstanding borrowings. The interest rate swaps were deemed to be Level 2 financial instruments because the measurements were based on observable market data. The Partnership used a standard swap contract valuation method to value its interest rate derivatives, and the inputs it used for present value discounting included forward one-month and three-month LIBOR rates, risk-free interest rates and an estimate of credit risk. The change in fair value was recorded in other expense, net on the consolidated statement of income. The realized loss represents the cash payments required under the interest rate swaps.

Net gain (loss) on interest rate swaps:

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Realized loss	$(24)	$(22)
Unrealized gain (loss)	17	(929)

Total net loss on interest rate swaps	$(7)	$(951)

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

During the calendar year ended December 31, 2013, the Partnership paid approximately $0.9 million to terminate the interest rate swaps as described above.

Earn-out Consideration

The earn-out consideration relates to potential additional consideration the Partnership may be required to pay under the Purchase Agreement relating to the Agrifos Acquisition. The earn-out consideration is deemed to be a Level 3 financial instrument because the measurement is based on unobservable inputs. The fair value of earn-out consideration was determined based on the Partnership’s analysis of various scenarios involving the achievement of certain levels of Adjusted EBITDA, as defined in the Purchase Agreement, over a two year period. The scenarios, which included a weighted probability factor, involved assumptions relating to the market prices of the Partnership’s products and feedstocks, as well as product profitability and production. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of income. For the calendar year ended December 31, 2013, the fair value of the liability decreased by approximately $4.9 million. At December 31, 2013, the fair value of the potential earn-out consideration relating to the Agrifos Acquisition was $0. The decrease in fair value was a result of lower than expected profitability in 2013 due primarily to unfavorable weather and increased Chinese exports, as well as a reduced outlook for longer-term profitability due to reduced levels of nitrogen fertilizer prices. Due to an unusually wet spring, there was a shortened planting season which resulted in lower ammonium sulfate revenues during the calendar year ended December 31, 2013. In addition, significant volumes of urea were exported from China and this supply suppressed global urea and other nitrogen fertilizer prices.

The levels within the fair value hierarchy at which the Partnership’s financial instruments have been evaluated have not changed for any of the Partnership’s financial instruments during the years ended December 31, 2013 and 2012.

Note 5 — Inventories

Inventories consisted of the following:

	As of December 31,
	2013	2012
	(in thousands)
Finished goods	$26,690	$21,756
Raw materials	4,193	5,269
Other	219	115

Total inventory	$31,102	$27,140

During the year ended December 31, 2013, the Partnership wrote down the value of the Pasadena Facility’s ammonium sulfate, sulfur and sulfuric acid inventory by $12.4 million to market value. This expense is reflected in cost of goods sold.

Note 6 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of December 31,
	2013	2012
	(in thousands)
Land and land improvements	$22,540	$22,386
Buildings and building improvements	27,307	22,149
Machinery and equipment and catalysts	246,963	134,979
Furniture, fixtures and office equipment	258	232
Computer equipment and computer software	3,759	2,675
Vehicles	186	186
Other	210	210

	301,223	182,817
Less: accumulated depreciation	(66,864)	(54,477)

Total property, plant and equipment, net	$234,359	$128,340

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

The construction in progress balance at December 31, 2013 and 2012 of approximately $33.5 million and $61.1 million, which includes $0.7 million and $0.9 million, respectively, of capitalized interest costs, represents primarily the costs associated with the ammonia production and storage capacity expansion project.

Note 7 — Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2011	$—
Agrifos Acquisition	56,592

Balance at December 31, 2012 – Pasadena	$56,592
Increase attributable to Pasadena	639
Goodwill impairment – Pasadena	(30,029)

Balance at December 31, 2013 – Pasadena	$27,202

The goodwill resulting from the Agrifos Acquisition is deductible for tax purposes.

The inventory impairment (see Note 5 – Inventories), negative gross margin and EBITDA in the calendar year ended December 31, 2013 and revised cash flow projections developed during the calendar year ended December 31, 2013 indicated that an impairment of the goodwill related to the Pasadena Facility was probable.

Ammonium sulfate is the primary product of the Pasadena Facility. Results for the calendar year ended December 31, 2013 and our projections of future cash flow from the production and sale of this product are worse than the results originally projected in late 2012, when the Partnership acquired Agrifos. The expected results and cash flows as of 2012 were utilized to allocate the purchase price of the Agrifos Acquisition, as described in Note 3 – Agrifos Acquisition. The primary cause of the reduction in the estimated fair value of the Pasadena reporting unit is the decline in the cash flow expected to be generated from the sale of ammonium sulfate, compared to the expectations at the time of the acquisition. A major cause of the lower expected cash flows is a decline in the level of prices, and expected prices, for nitrogen fertilizer caused by, among other things, lower corn prices, poor weather conditions for fertilizer application throughout the United States in 2013 and increased supply of urea from China.

Factors that affect cash flows include, but are not limited to, product prices; product transportation costs; product sales volumes; feedstock prices and availability; labor, maintenance, and other operating costs; required capital expenditures, and plant productivity. The Pasadena Facility generated negative EBITDA during the calendar year ended December 31, 2013. EBITDA is currently expected to be positive in 2014, but the current projection is well below the projection at the time of the acquisition, and is based on current and projected levels of prices for the products of, and inputs for, the Pasadena Facility. Current and projected prices for the products and inputs are below the levels at the time of the acquisition, yielding expectations for lower variable dollar margins per ton of product, even though percentage margins are expected to be consistent with those at the time of the acquisition because the prices of ammonium sulfate and its major raw materials have dropped by similar percentages. Lower dollar variable margins provide fewer dollars per ton sold to cover the fixed costs of the facility, resulting in reduced expectations of cash generated by the facility in a lower-price environment. In addition, the Pasadena Facility’s production has been lower than expected due to plant outages, and costs have been higher than expected due to higher maintenance expense.

Based upon its analysis of the value of the Pasadena reporting unit using the Income Approach, the Partnership recorded an estimated impairment to goodwill of $30.0 million during the quarter ended September 30, 2013. During the fourth quarter the Partnership performed a “step 2” analysis of goodwill and determined no adjustment to the initial goodwill impairment charge was necessary. There are significant assumptions involved in determining a goodwill impairment charge, which includes discount rates, terminal growth rates, future prices of end products and raw materials, terminal values and production volumes. The various valuation methods used (income approach, replacement cost, market approach) are also weighted in determining fair market value. Changes to any of these assumptions could increase or decrease the fair value of the Pasadena reporting unit. At December 31, 2013 the fair value of the Pasadena reporting unit is essentially equal to its carrying value and any adverse change to the critical assumptions used to measure discounted cash flows could result in a diminution in fair value that may result in additional goodwill impairment charges. If gross margins on sales of products were to decline 5 percent from our expectations, an impairment charge of approximately $15.0 million would be required at December 31, 2013. If the discount rate were to increase by 100 basis points from our expectations, an impairment charge of approximately $16.5 million would be required at December 31, 2013.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

Note 8 — Debt

The Partnership’s debt obligations at December 31, 2013 consist of $320.0 million of Notes, as defined below. The Partnership’s debt obligations at December 31, 2012 consisted of approximately $193.3 million in outstanding advances under its Second 2012 Credit Agreement, as defined below. Debt premium, discount and issuance expenses incurred in connection with financing are deferred and amortized on a straight line basis.

First and Second 2012 Credit Agreements

On February 28, 2012, RNLLC entered into a credit agreement (the “First 2012 Credit Agreement”). The First 2012 Credit Agreement consisted of (i) a $100.0 million multiple draw term loan, and (ii) a $35.0 million revolving facility.

On October 31, 2012, RNLLC, the Partnership, RNPLLC and certain subsidiaries of RNPLLC entered into a new credit agreement (the “Second 2012 Credit Agreement”). The Second 2012 Credit Agreement amended, restated and replaced the First 2012 Credit Agreement. The Second 2012 Credit Agreement consisted of (i) a $110.0 million multiple draw term loan (the “CapEx Facility”) to be used by the Partnership and its subsidiaries for expansion projects and general partnership purposes, (ii) a $155.0 million term loan to fund the Agrifos Acquisition and (iii) the $35.0 million revolving credit facility (the “2012 Revolving Credit Facility”).

The Second 2012 Credit Agreement had a maturity date of October 31, 2017. Borrowings under the Second 2012 Credit Agreement bore interest at a rate equal to an applicable margin plus, at RNLLC’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that was two business days prior to the first day of such interest period. The applicable margin for borrowings under the Second 2012 Credit Agreement was 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. Additionally, RNLLC were required to pay a fee to the lenders under the CapEx Facility on the undrawn available portion at a rate of 0.75% per annum and a fee to the lenders under the 2012 Revolving Credit Facility on the undrawn available portion at a rate of 0.50% per annum. RNLLC also was required to pay customary letter of credit fees on issued letters of credit.

Notes Offering

On April 12, 2013, the Partnership and Rentech Nitrogen Finance Corporation, a wholly-owned subsidiary of the Partnership (“Finance Corporation” and collectively with the Partnership, the “Issuers”), issued $320.0 million of 6.5% second lien senior secured notes due 2021 (the “Notes”) to qualified institutional buyers and non-United States persons in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes bear interest at a rate of 6.5% per year, payable semi-annually in arrears with the first interest payment made on October 15, 2013. The Notes will mature on April 15, 2021, unless repurchased or redeemed earlier in accordance with their terms. The Partnership used part of the net proceeds from the offering to repay in full and terminate the Second 2012 Credit Agreement and related interest rate swaps, and intends to use the remaining proceeds to pay for expenditures related to its expansion projects and for general partnership purposes.

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

2013 Credit Agreement

On April 12, 2013, the Partnership and Finance Corporation (collectively the “Borrowers”) entered into a new credit agreement (the “2013 Credit Agreement”). The 2013 Credit Agreement consists of a $35.0 million senior secured revolving credit facility (the “Credit Facility”). The Borrowers may use the 2013 Credit Agreement to fund their working capital needs, to fund capital expenditures, to issue letters of credit and for other general partnership purposes. The 2013 Credit Agreement also includes a $10.0 million letter of credit sublimit. The commitment under the Credit Facility may be increased by up to $15.0 million upon the Borrowers’ request at the discretion of the lenders and subject to certain customary requirements. As of December 31, 2013, borrowings under the Credit Facility were strictly limited if the Partnership exceeded a Secured Leverage Ratio of 3.75 to 1.00. As of December 31, 2013, the Partnership’s Secured Leverage Ratio was 4.71 to 1.00, and on such date there were no outstanding advances under the Credit Facility.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

Borrowings under the 2013 Credit Agreement bear interest at a rate equal to an applicable margin plus, at the Borrowers’ option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is two business days prior to the first day of such interest period. If the Borrowers maintain a secured leverage ratio of less than 1.75:1.00 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 Credit Agreement is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. If the Borrowers maintain a secured leverage ratio equal or greater than 1.75:1.00 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 Credit Agreement is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR borrowings.

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

As of December 31, 2013, the Partnership was in compliance with all covenants under the Notes and the 2013 Credit Agreement.

Debt consists of the following:

	As of December 31,
	2013	2012
	(in thousands)
Debt	$320,000	$193,290
Less: current portion	—	7,750

Debt, long term portion	$320,000	$185,540

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

Future maturities of the Notes and the 2013 Credit Agreement are as follows (in thousands):

For the Calendar Years Ending December 31,
2014	$—
2015	—
2016	—
2017	—
2018	—
Thereafter	320,000

$320,000

The payoff of the Second 2012 Credit Agreement resulted in a loss on debt extinguishment, for the calendar year ended December 31, 2013, of approximately $6.0 million. The entry into the Second 2012 Credit Agreement and the payoff of the First 2012 Credit Agreement resulted in a loss on debt extinguishment of approximately $2.1 million for the calendar year ended December 31, 2012. The entry into a credit agreement and the payoff of the previous credit agreements resulted in a loss on debt extinguishment, for the three months ended December 31, 2011, of approximately $10.3 million. The entry into and payoff of various credit agreements, resulted in a loss on debt extinguishment for the fiscal year ended September 30, 2011 of approximately $13.8 million.

Note 9 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Partnership’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted product sales in order to substantially fix gross margin on those product sales contracts. The Partnership may also enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. The Partnership occasionally enters into index-price contracts for the purchase of natural gas. The Partnership elects the normal purchase normal sale exemption for these derivative instruments. As such, the Partnership does not recognize the unrealized gains or losses related to these derivative instruments in its consolidated financial statements. The Partnership has entered into multiple natural gas forward purchase contracts for various delivery dates through March 31, 2014. Commitments for natural gas purchases consist of the following:

	As of December 31,
	2013	2012
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	2,071	1,955
MMBtus under index-price contracts	81	143

Total MMBtus under contracts	2,152	2,098

Commitments to purchase natural gas	$8,571	$7,531
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$3.98	$3.59

Subsequent to December 31, 2013 through February 28, 2014, the Partnership entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through March 31, 2014. The total MMBtus associated with these additional forward purchase contracts are approximately 0.5 million and the total amount of the purchase commitments are approximately $4.5 million, resulting in a weighted average rate per MMBtu of approximately $9.27 in these new commitments. The Partnership is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

Operating Leases

The Partnership has various operating leases of real and personal property which expire through March 2018. Total lease expense for the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011 was $1.0 million, $1.1 million, $0.3 million and $0.8 million, respectively.

Future minimum lease payments as of December 31, 2013 are as follows (in thousands):

For the Calendar Years Ending December 31,
2014	$1,047
2015	1,007
2016	501
2017	2
2018	1

$2,558

Contractual Obligations

On April 17, 2013, the Partnership entered into an engineering, procurement and construction contract (the “EPC Contract”) with Abeinsa Abener Teyma General Partnership (“Abeinsa”). The EPC Contract provides for Abeinsa to be the contractor on the Partnership’s power generation project at the Pasadena Facility. The value of the contract is approximately $25.0 million and the project is expected to be completed by the late 2014.

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

Regulation

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

The Partnership entered into a settlement agreement with the Illinois Environmental Protection Agency in August 2013 requiring it to connect a device at the East Dubuque Facility to an ammonia safety flare by December 1, 2015. The Partnership estimates the cost of the project required by the settlement agreement as being approximately $300,000.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

Note 10 — Partners’ Capital and Partnership Distributions

The Partnership’s policy is to distribute all of the cash available for distribution which it generates each quarter. Cash available for distribution for each quarter will be determined by the board of directors (the “Board”) of the General Partner following the end of each quarter. The Partnership expects that cash available for distribution for each quarter will generally be calculated as the cash it generates during the quarter, less cash needed for maintenance capital expenditures not funded by capital proceeds, debt service and other contractual obligations, and reserves for future operating or capital needs that the Board of the General Partner deems necessary or appropriate. The Partnership does not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in its quarterly distribution or otherwise to reserve cash for distributions, nor does it intend to incur debt to pay quarterly distributions. The Partnership has no legal obligation to pay distributions. Distributions are not required by the Partnership’s partnership agreement and the Partnership’s distribution policy is subject to change at any time at the discretion of the Board of the General Partner. Any distributions made by the Partnership to its unitholders will be done on a pro rata basis. At December 31, 2013 and 2012, the Partnership had outstanding 193,632 and 154,938 unit-settled phantom units, respectively. Each phantom unit entitles the holder to payments in amounts equal to the amounts of any distributions made to an outstanding unit by the Partnership. Payments to outstanding phantom units are not subtracted from operating cash flow in the calculation of cash available for distribution, but the payments made to phantom unitholders are recorded as distributions for accounting purposes. For information on the announcement of cash distributions refer to Note 17 — Subsequent Events.

The following is a summary of cash distributions paid to common unitholders and holders of phantom units during the calendar years ended December 31, 2013 and 2012 for the respective quarters to which the distributions relate:

	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	Total Cash Distributions Paid in 2013
	(in thousands, except for per unit amounts)
Distribution to common unitholders — affiliates	$17,437	$11,626	$19,762	$6,277	$55,102
Distribution to common unitholders — non-affiliates	11,809	7,873	13,393	4,254	37,329

Total amount paid	$29,246	$19,499	$33,155	$10,531	$92,431

Per common unit	$0.75	$0.50	$0.85	$0.27	$2.37

Common and phantom units outstanding	38,996	38,995	39,004	39,003

	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	Total Cash Distributions Paid in 2012
	(in thousands, except for per unit amounts)
Distribution to common unitholders — affiliates	$12,322	$12,323	$27,203	$19,762	$71,610
Distribution to common unitholders — non-affiliates	8,041	8,041	17,763	13,360	47,205

Total amount paid	$20,363	$20,364	$44,966	$33,122	$118,815

Per common unit	$0.53	$0.53	$1.17	$0.85	$3.08

Common and phantom units outstanding	38,422	38,422	38,432	38,970

Shelf Registration Statement

On April 4, 2013, the Partnership and Finance Corporation filed a shelf registration statement with the SEC, which allowed the Partnership or any selling securityholder to offer and sell up to $500.0 million in aggregate initial offering price of common units or debt securities. In March 2014, the partnership post-effectively amended the shelf registration statement. Once the post-effective amendment has been declared effective, the shelf registration statement will allow for the offer and sell of up to $500 million in the aggregate of securities comprised of (i) $265.5 million of common units and debt securities to be offered and sold by the Partnership in primary offerings and (ii) up to 12.5 million common units to be offered and sold by RNHI in secondary offerings. The debt securities may be issued by the Partnership and co-issued by Finance Corporation, and may be guaranteed by one or more of the Partnership’s subsidiaries. Each subsidiary guarantor of the debt securities would be exempt from reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rule 12h-5 under the Exchange Act. The Partnership has no independent assets or operations, the guarantees of its subsidiary guarantors are joint and several and full and unconditional, subject to customary automatic release provisions. The Partnership’s subsidiaries other than its subsidiary guarantors are minor and there are no significant restrictions on the Partnership’s ability or the ability of any subsidiary guarantor to obtain funds from its subsidiaries.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

Note 11 — Long-Term Incentive Equity Awards and Other Equity Based Compensation

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

The accounting guidance requires all share-based payments, including grants of stock options, to be recognized in the statement of income, based on their fair values. Some grants under the 2011 LTIP are marked-to market at each reporting date. Most grants have graded vesting provisions where an equal number of shares vest on each anniversary of the grant date. Rentech and RNP allocate the total compensation cost on a straight-line attribution method over the requisite service period. Equity based compensation expense that the Partnership records is included in selling, general and administrative expense.

During the calendar years ended December 31, 2013 and 2012 and the three months ended December 31, 2011, charges associated with all equity-based grants issued by RNP under the 2011 LTIP were recorded as follows:

	For the Calendar Year Ended December 31,		For the Three Months Ended December 31,
	2013	2012	2011
	(in thousands)
Unit-based compensation expense	$1,460	$2,827	$63

Phantom unit transactions during the calendar years ended December 31, 2013 and 2012 and the three months ended December 31, 2011 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Granted	163,388	$18.40

Outstanding at December 31, 2011	163,388	18.40
Granted	54,059	34.86
Vested and Settled in Shares	(42,350)	(15.68)
Vested and Surrendered for Withholding Taxes Payable	(20,040)	(18.40)
Canceled / Expired	(119)	(18.40)

Outstanding at December 31, 2012	154,938	23.78
Granted	116,508	18.71
Vested and Settled in Shares	(49,409)	(23.42)
Vested and Surrendered for Withholding Taxes Payable	(27,127)	(21.75)
Canceled / Expired	(1,278)	(35.14)

Outstanding at December 31, 2013	193,632	$20.97	$3,407,929

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

During the calendar year ended December 31, 2013, the Partnership issued 116,508 unit-settled phantom units (which entitle the holder to distribution rights during the vesting period) covering the Partnership’s common units. 108,218 of the phantom units are time-vested awards that vest in three equal annual installments. 2,780 of the phantom units were time-vested awards issued to the directors that vested on the one-year anniversary of the Offering. The phantom unit grants resulted in unit-based compensation expense of $1.2 million for the calendar year ended December 31, 2013.

As of December 31, 2013, there was $3.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements from previously granted phantom units. That cost is expected to be recognized over a weighted-average period of 2.2 years.

During the calendar year ended December 31, 2013, the Partnership issued a total of 5,510 common units which were fully vested at date of grant. The common units were issued to the directors and resulted in unit-based compensation expense of $0.3 million.

Rentech Awards

During the year ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, charges associated with all Rentech equity-based grants issued to RNP employees were recorded as follows:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2013	2012	2011	2011
	(in thousands)
Stock based compensation expense	$—	$—	$18	$173

Note 12 — Employee Benefit Plans

Defined Contribution Plan

Salaried employees participate in Rentech’s 401(k) plan while union employees participate in the Partnership’s 401(k) plan. Salaried employees who are at least 18 years of age and have 60 days of service are eligible to participate in Rentech’s plan on the first of the month following 60 days and share in the employer matching contribution. During 2013, Rentech matched 100% of the first 3% and 50% of the next 3% of the participant’s salary deferrals. Participants are fully vested in both matching and any discretionary contributions made to the plan by Rentech. Union employees who are at least 18 years of age and have been employed by RNP for 120 days are eligible to participate in the Partnership’s plan. Union employees at the East Dubuque Facility hired before October 20, 1999 receive a Partnership contribution of 4% of compensation and a Partnership match of 50% of the first 2% of the participant’s salary deferrals. Union employees hired after October 19, 1999 receive a Partnership matching contribution of 75% of the first 6% of the participant’s salary deferrals. Participants are fully vested in both matching and any discretionary contributions made to the plan by RNP. The Partnership contributed $0.8 million, $0.5 million, $0.1 million and $0.5 million to the plans for the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, respectively. Additionally, the Partnership has a savings and profit sharing plan for the benefit of qualified employees at the Pasadena Facility. The plan cost for the calendar year ended December 31, 2013 and for the period November 1, 2012 through December 31, 2012 was approximately $0.1 million and $9,000 respectively.

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

The Pension Plans and the Postretirement Plan were acquired as part of the Agrifos Acquisition. The following tables summarize the projected benefit obligation, the assets and the funded status of the Pension Plans and the Postretirement Plan at December 31, 2013 and 2012:

	As of December 31, 2013		As of December 31, 2012
	Pension	Postretirement	Pension	Postretirement
	(in thousands)
Projected benefit obligation
Benefit obligation at beginning of year	$4,841	$1,136	$5,213	$863
Service cost	137	43	29	4
Interest cost	194	43	31	5
Amendment	—	—	—	332
Actuarial (gain) loss	(528)	(233)	(412)	(54)
Actual benefit paid	(139)	(136)	(20)	(14)

Benefit obligation at end of year	4,505	853	4,841	1,136

Fair value of plan assets
Fair value of plan assets at beginning of year	4,333	—	4,279	—
Actual return on plan assets	624	—	74	—
Employer contributions	109	136	—	14
Actual benefit paid	(139)	(136)	(20)	(14)

Fair value of plan assets at end of year	4,927	—	4,333	—

Funded status at end of year	422	(853)	$(508)	$(1,136)

Amounts recognized in the consolidated balance sheet
Noncurrent assets	$422	$—	$—	$—
Current liabilities	—	(86)	—	(95)
Noncurrent liabilities	—	(767)	(508)	(1,041)

	$422	$(853)	$(508)	$(1,136)

As of December 31, 2013 and 2012, the accumulated benefit obligation equaled the projected benefit obligation.

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows for the calendar year ended December 31, 2013 and for two-month period ended December 31, 2012:

	For the Calendar Year Ended December 31, 2013		For the Two-Month Period Ended December 31, 2012
	Pension	Postretirement	Pension	Postretirement
	(in thousands)
Net Periodic Benefit Cost
Service cost	$137	$43	$29	$4
Interest cost	194	43	31	5
Expected return on plan assets	(260)	—	(42)	—
Amortization of prior service cost	—	22	—	—
Amortization of net gain	(5)	—	—	—

Net periodic pension costs	$66	$108	$18	$9

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial gain	$(893)	$(233)	$(444)	$(54)
Recognized actuarial gain	5	—	—	—
Prior service cost	—	—	—	332
Recognized prior service cost	—	(22)	—	—

Total recognized in other comprehensive (income) loss	$(888)	$(255)	$(444)	$278

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

Accumulated other comprehensive income (loss) at December 31, 2013 and 2012 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	As of December 31, 2013		As of December 31, 2012
	Pension	Postretirement	Pension	Postretirement
	(in thousands)
Net (gain) loss	$(1,332)	$(287)	$(444)	$(54)
Prior service costs	—	310	—	332

	$(1,332)	$23	$(444)	$278

The expected portion of the accumulated other comprehensive (income) loss expected to be recognized as a component of net periodic benefit cost in 2014 is approximately $(56,000) and $6,000 for the Pension Plans and Postretirement Plan, respectively.

Weighted average assumptions used to determine benefit obligations:

	As of December 31, 2013		As of December 31, 2012
	Pension	Postretirement	Pension	Postretirement
Discount rate	4.8%	4.7%	4.1%	4.0%

Weighted average assumptions used to determine net pension cost:

	For The Year Ended December 31, 2013		For The Year Ended December 31, 2012
	Pension	Postretirement	Pension	Postretirement
Discount rate	4.1%	4.0%	3.6%	3.6%
Expected rate of return on assets	6.0%	N/A	6.0%	N/A

	Postretirement As of December 31,
	2013	2012
Health care cost trend: initial	7.25%	7.50%
Health care cost trend: ultimate	5.00%	5.00%
Year ultimate reached	2023	2023

As the Postretirement Plan provides a fixed dollar amount to participants, increasing or decreasing the health care cost trend rate by 1% would not have a material impact on the December 31, 2013 and 2012 obligation.

	As of December 31, 2013		As of December 31, 2012
	Target Allocation	Percentage of Pension Plan Assets 2013	Target Allocation	Percentage of Pension Plan Assets 2012
Asset Category
Equity securities	50%	52%	50%	51%
Debt securities	50%	48%	50%	49%

The pension plan assets, which are deemed to be Level 1, measured at fair value consist of the following at December 31, 2013 and 2012 (in thousands):

	As of December 31,
	2013	2012
Mutual funds — equity	$2,560	$2,193
Mutual funds — fixed income	2,356	2,134
Cash	11	6

Fair value of plan assets	$4,927	$4,333

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

The Partnership expects to contribute $0 and approximately $88,000 to Pension Plans and a Postretirement Plan, respectively, in 2014.

Expected Future Benefit Payments:

	Pension	Postretirement
	(in thousands)
2014	$193	$88
2015	206	79
2016	211	58
2017	223	68
2018	228	63
2019-2023	1,259	226

Note 13 — Income Taxes

For the year ended December 31, 2013, the Partnership recorded a state income tax benefit of approximately $0.1 million on income attributable to the Partnership, $0.2 million of which is attributable to replacement tax for the Illinois Department of Revenue partially offset by approximately $0.1 million of tax expense attributable to Texas Margin Tax due to the Texas Comptroller.

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

The components of income taxes included in the year ended December 31, 2011 were for REMC prior to its conversion to a partnership.

The provision for income taxes for the three months ended December 31, 2011 and 2010 and the fiscal year ended September 30, 2011 was as follows:

	For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2011	2010	2011
	(unaudited)
	(in thousands)
Current:
Federal	$—	$2,436	$15,540
State	—	312	2,593

Total Current	—	2,748	18,133

Deferred:
Federal	$—	$54	$(764)
State	—	(30)	46

Total Deferred	—	24	(718)

	$—	$2,772	$17,415

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate was as follows:

	For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2011	2010	2011
	(unaudited)
	(in thousands)
Federal income tax benefit calculated at the federal statutory rate	$—	$2,483	$14,754
State income tax benefit net of federal benefit	—	320	2,466
Permanent. True ups, other	—	6	22
Change in state tax rate	—	(37)	173

Income tax expense	$—	$2,772	$17,415

Note 14 — Segment Information

Prior to the Agrifos Acquisition, the Partnership operated in only one business segment. After the Agrifos Acquisition, the Partnership operates in two business segments, as described below.

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Revenues
East Dubuque	$177,700	$224,205
Pasadena	133,675	37,430

Total revenues	$311,375	$261,635

Gross profit (loss)
East Dubuque	$80,883	$133,543
Pasadena	(9,529)	(1,704)

Total gross profit	$71,354	$131,839

Selling, general and administrative expense
East Dubuque	$4,576	$6,242
Pasadena	4,764	361

Total selling, general and administrative expense	$9,340	$6,603

Depreciation and amortization
East Dubuque	$191	$807
Pasadena	3,886	583

Total depreciation and amortization recorded in operating expenses	$4,077	$1,390

East Dubuque	9,048	10,690
Pasadena	4,187	380

Total depreciation and amortization recorded in cost of sales	$13,235	$11,070

Total depreciation and amortization	$17,312	$12,460

Other operating expenses
East Dubuque	$806	$510
Pasadena	30,029	—

Total other operating expenses	$30,835	$510

Operating income (loss)
East Dubuque	$75,310	$125,984
Pasadena	(48,208)	(2,648)

Total operating income	$27,102	$123,336

Interest expense
East Dubuque	$—	$194
Pasadena	8	—

Total interest expense	$8	$194

Net income (loss)
East Dubuque	$75,244	$123,721
Pasadena	(48,357)	(2,648)

Total segment net income	$26,887	$121,073

Reconciliation of segment net income to consolidated net income:
Segment net income	$26,887	$121,073
Partnership and unallocated expenses recorded as selling, general and administrative expenses	(7,945)	(11,773)
Partnership and unallocated income (expenses) recorded as other expense	(1,081)	232
Unallocated interest expense and loss on interest rate swaps	(14,096)	(2,226)
Income tax benefit (expense)	303	(303)

Consolidated net income	$4,068	$107,003

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

	As of December 31,
	2013	2012
	(in thousands)
Total assets
East Dubuque	$175,430	$125,100
Pasadena	188,836	191,279

Total segment assets	$364,266	$316,379

Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$364,266	$316,379
Partnership and other	42,078	60,266

Consolidated total assets	$406,344	$376,645

Partnership and unallocated expenses represent costs that relate directly to the Partnership and its subsidiaries but are not allocated to a segment. Partnership and unallocated expenses recorded in selling, general and administrative expenses consist primarily of business development expenses for the Partnership; unit-based compensation expense for executives of RNP; services from Rentech for executive, legal, finance, accounting, human resources, and investor relations support in accordance with the services agreement between the Partnership and Rentech; audit and tax fees; legal fees; compensation for Partnership level personnel; board expense; and certain insurance costs. Partnership and unallocated expenses recorded in other expense represent primarily loss on debt extinguishment partially offset by fair value adjustment to earn-out consideration. Unallocated interest expense represents primarily interest expense on the Notes.

Note 15 — Net Income Per Common Unit

The following table sets forth the computation of basic and diluted net income per common unit (in thousands, except for per unit data).

	For the Calendar Years Ended December 31,		For the Period November 9, 2011 Through December 31,
	2013	2012	2011
Numerator:
Net income	$4,068	$107,003	$11,331
Less: Income allocated to unvested units	366	491	48

Net income allocated to common unitholders	$3,702	$106,512	$11,283

Denominator:
Weighted average common units outstanding	38,850	38,350	38,250
Effect of dilutive units:
Phantom Units	95	2	5

Diluted units outstanding	38,945	38,352	38,255

Basic net income per common unit	$0.10	$2.78	$0.30

Diluted net income per common unit	$0.10	$2.78	$0.30

For the years ended December 31, 2013 and 2012, 0 and approximately 149,000 phantom units, respectively, were excluded from the calculation of diluted net income per common unit because their inclusion would have been anti-dilutive. For the period November 9, 2011 through December 31, 2011, no phantom units were excluded from the calculation of diluted net income per common unit.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

Note 16 — Selected Quarterly Financial Data (Unaudited)

Selected unaudited condensed financial information for the calendar years ended December 31, 2013 and 2012 is presented in the tables below (in thousands).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the 2013 Calendar Year
Revenues	$59,564	$103,956	$93,279	$54,576
Gross profit (loss)	$22,719	$39,848	$16,820	$(8,033)
Operating income (loss)	$17,015	$34,046	$(18,335)	$(13,569)
Income (loss) before income taxes	$15,089	$28,846	$(22,022)	$(17,941)
Net income (loss)	$15,009	$28,721	$(22,255)	$(17,407)
Net income (loss) per common unit—Basic	$0.38	$0.74	$(0.57)	$(0.45)
Net income (loss) per common unit—Diluted	$0.38	$0.74	$(0.57)	$(0.45)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the 2012 Calendar Year
Revenues	$38,473	$70,643	$60,112	$92,407
Gross profit	$22,572	$45,646	$35,035	$28,586
Operating income	$19,457	$41,604	$29,200	$21,302
Income before income taxes	$19,373	$41,228	$28,848	$17,857
Net income	$19,373	$41,228	$28,848	$17,554
Net income per common unit—Basic	$0.51	$1.08	$0.75	$0.44
Net income per common unit—Diluted	$0.51	$1.08	$0.75	$0.44

The gross loss during the three months ended December 31, 2013 was primarily attributable to (i) turnaround expenses at the East Dubuque Facility and the Pasadena Facility of approximately $7.8 million and $1.7 million, respectively, (ii) a write-down of the Pasadena Facility’s inventory of approximately $5.1 million, (iii) fixed operating costs while the East Dubuque Facility was idle of approximately $4.2 million, and (iv) the $1.0 million insurance deductible for the fire which occurred in November 2013 at the East Dubuque Facility.

Note 17 — Subsequent Events

On February 13, 2014, the Partnership announced a cash distribution to its common unitholders for the period October 1, 2013 through and including December 31, 2013 of $0.05 per common unit which resulted in total distributions in the amount of approximately $2.0 million, including payments to phantom unitholders. The cash distribution was paid on February 28, 2014 to unitholders of record at the close of business on February 24, 2014.

On March 7, 2014 the Borrowers entered into the First Amendment to the 2013 Credit Agreement (the “First Amendment”). In certain circumstances the First Amendment replaces the financial test that the Partnership must satisfy for any borrowing from the Secured Leverage Ratio to a Fixed Charge Coverage Ratio (each as defined in the 2013 Credit Agreement) for the period from the date of the amendment until immediately prior to the time the Partnership reports its fiscal year 2014 annual results (the “FCCR End Date”). The Fixed Charge Coverage Ratio that the Partnership has to meet from the date of the First Amendment through the date immediately prior to reporting the Partnership’s 2014 first quarter results is 2.00 to 1.00, and thereafter through the FCCR End Date is 2.25 to 1.00. For the year ended December 31, 2013, the Partnership’s Fixed Charge Coverage Ratio was 3.27 to 1.00.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

The First Amendment also modifies for a specified period the financial test applicable to the announcement or payment of a distribution. In the event that the Partnership has no amounts outstanding under the 2013 Credit Agreement on the date of the announcement or payment of a distribution, the minimum Fixed Charge Coverage Ratio that it has to meet in order to pay distributions in the period from the date of the First Amendment through the date immediately prior to reporting the Partnership’s 2014 first quarter results is 2.00 to 1.00, and thereafter through the FCCR End Date is 2.25 to 1.00. If there is any amount outstanding under the 2013 Credit Agreement on the date of the announcement or payment of a distribution from the period beginning with the date of the First Amendment through the FCCR End Date, the Partnership must have a Secured Leverage Ratio not in excess of 3.75 to 1.00. Following the FCCR End Date, to announce or pay a distribution the Partnership must have a Secured Leverage Ratio not in excess of 3.75 to 1.00. In addition, before the Partnership can make distributions, the Partnership must have at least $8.75 million available to be drawn under the 2013 Credit Agreement on a pro forma basis.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Our management, including our general partner’s Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management’s assessment of our internal control over financial reporting described above, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. There were changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended December 31, 2013, we completed the integration of RNPLLC’s operations, processes, and internal controls.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2013 that has not previously been reported.

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

Limited partners are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. Our partnership agreement contains various provisions which replace default fiduciary duties with contractual governance standards. Our general partner is liable, as a general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly non-recourse to it. Our general partner therefore may cause us to incur indebtedness or other obligations that are non-recourse to it. Our 2013 Credit Agreement is non-recourse to our general partner.

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

Meetings and Other Information

During calendar year 2013, the board of directors of our general partner has had nine regularly scheduled meetings and our audit committee has had four meetings. None of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.

Code of Business Conduct and Ethics

Our committee charters and governance guidelines, as well as our Code of Business Conduct and Ethics that applies to our directors, officers and employees, Disclosure Policy and our Whistleblower Policy are available on our website at http://www.rentechnitrogen.com. We intend to disclose any amendment to or waiver of our Code of Business Conduct and Ethics either on our website or by filing a Current Report on Form 8-K. Our website address referenced above is not intended to be an active hyperlink, and the contents of our website shall not be deemed to be incorporated herein.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the executive officers and directors of our general partner, and persons who beneficially own more than ten percent of a registered class of our equity securities, or, collectively, the Insiders, to file initial reports of ownership and reports of changes in ownership with the SEC. Insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from certain Insiders that no other reports were required to be filed during fiscal year 2013, all filing requirements under Section 16(a) applicable to our Insiders were satisfied timely, except in the following instances. Mr. Wallis sold 2,000 common units in May 2013 and reported such sale after the Form 4 was due. In addition Mr. Diesch was one day late in filing a Form 4 reporting the vesting of his phantom unit award in December 2013.

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

Michael S. Burke, Chairman

James F. Dietz

Keith B. Forman

Executive Officers and Directors

The following table sets forth the names, positions and ages (as of February 28, 2014) of the executive officers and directors of our general partner.

D. Hunt Ramsbottom, Dan J. Cohrs, John H. Diesch and Colin M. Morris are also officers of Rentech and provide their services to our general partner and us pursuant to the services agreement we entered into among us, Rentech and our general partner. These officers divide their working time between the management of Rentech and us.

Name	Age	Position With Our General Partner
D. Hunt Ramsbottom	56	Chief Executive Officer and Director
Dan J. Cohrs	61	Chief Financial Officer
John H. Diesch	56	President and Director
John A. Ambrose	60	Chief Operating Officer
Wilfred R. Bahl, Jr.	63	Senior Vice President of Finance and Administration
Marc E. Wallis	53	Senior Vice President of Sales and Marketing
Colin M. Morris	41	Senior Vice President, General Counsel and Secretary
Halbert S. Washburn	53	Director
Michael F. Ray	60	Director
Michael S. Burke	50	Director
James F. Dietz	67	Director
Keith B. Forman	55	Director

D. Hunt Ramsbottom D. Hunt Ramsbottom was appointed Chief Executive Officer and as a member of the board of directors of our general partner in July 2011. Since September 2005, Mr. Ramsbottom has served as President and a director of Rentech and, since December 2005, he has served as Chief Executive Officer of Rentech. Prior to his appointment, Mr. Ramsbottom had been serving as a consultant to Rentech since August 2005 under the terms of a Management Consulting Agreement that Rentech entered into with Management Resource Center, Inc. Mr. Ramsbottom has over 25 years of experience building and managing growth companies. Prior to accepting his position at Rentech, Mr. Ramsbottom held various key management positions including: from 2004 to 2005, as Principal and Managing Director of Circle Funding Group, LLC, a buyout firm; from 1997 to 2004, as Chief Executive Officer and Chairman of M2 Automotive, Inc., an automotive repair venture; and from 1989 to 1997, as Chief Executive Officer of Thompson PBE, a supplier of paints and related supplies, which was acquired by FinishMaster, Inc. in 1997. On April 17, 2005, M2 Automotive, Inc. completed an assignment for the benefit of its creditors pursuant to a state law insolvency proceeding. The board of directors of our general partner has determined that Mr. Ramsbottom brings to the board knowledge of our business, a historical understanding of our operations gained through his service as President and Chief Executive Officer of Rentech and experience with companies as their Chief Executive Officer and Principal and/or Managing Director, and therefore he should serve on the board of directors of our general partner.

Dan J. Cohrs. Dan J. Cohrs was appointed Chief Financial Officer of our general partner in July 2011. Since October 2008, Mr. Cohrs has served as Executive Vice President and Chief Financial Officer of Rentech. Mr. Cohrs was also Treasurer of Rentech from October 2008 until November 2009 and was re-appointed Treasurer in October 2010. Mr. Cohrs has more than 25 years of experience in corporate finance, strategy and planning, and mergers and acquisitions. From April 2008 through September 2008, Mr. Cohrs served as Chief Development and Financial Officer of Agency 3.0, LLC, a private digital advertising and consulting agency in Los Angeles, California and he was a Partner and a Board Member of Agency 3.0, LLC until September 2009. From August 2007 through September 2008, he served as Chief Development & Financial Officer of Skycrest Ventures, LLC, a private investment and consulting firm in Los Angeles that was related to Agency 3.0, LLC. From June 2006 to May 2007, Mr. Cohrs served as a consultant for finance and corporate development, as well as Interim Chief Financial Officer for several months during that period of time for Amp’d Mobile, a private mobile media entertainment company in Los Angeles. From 2003 to 2007, Mr. Cohrs worked as an independent consultant and advised companies regarding financings, investor presentations and business plans. Also from November 2005 to March 2006, Mr. Cohrs served as a Visiting Senior Lecturer at Cornell University’s Johnson School of Management in the area of corporate governance. From May 1998 to June 2003, Mr. Cohrs served as Executive Vice President and Chief Financial Officer of Global Crossing Ltd. Prior to being employed at Global Crossing Ltd., Mr. Cohrs held senior positions in finance and strategy at Marriot Corporation, Northwest Airlines, Inc. and GTE Corporation, a predecessor of Verizon Communications, Inc.

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

John H. Diesch. John H. Diesch was appointed President and a member of the board of directors of our general partner in July 2011. From 2008 to 2013, Mr. Diesch served as Senior Vice President of Operations of Rentech and was responsible for plant operations at our facilities and Rentech’s Product Demonstration Unit in Commerce City, Colorado. From April 2006 to January 2008, Mr. Diesch served as President of RNLLC (formerly REMC) and Vice President of Operations for Rentech. From April 1999 to April 2006, Mr. Diesch served as Managing Director of Royster-Clark Nitrogen, Inc., and previously served as Vice President and General Manager of nitrogen production and distribution for IMC AgriBusiness Inc., an agricultural fertilizer manufacturer. In 1991, he joined Vigoro Industries Inc., a manufacturer and distributor of potash, nitrogen fertilizers and related products, as North Bend, Ohio Plant Manager after serving as Plant Manager, Production Manager and Process Engineer with Arcadian Corporation, a nitrogen manufacturer, Columbia Nitrogen Corp., a manufacturer of fertilizer products, and Monsanto Company, a multinational agricultural biotechnology corporation. Mr. Diesch is a member of the board of directors of the Fertilizer Institute, a former member of the board of directors of the Gasification Technologies Council and previously served as director of the Dubuque Area Chamber of Commerce, and was recently management Chairman of the Board for the Dubuque Area Labor Management Council. The board of directors of our general partner has determined that Mr. Diesch brings to the board knowledge of our business and our industry and valuable insight into the operation of our facility, and therefore he should serve on the board of directors of our general partner.

John A. Ambrose. John A. Ambrose was appointed Chief Operating Officer of our general partner in July 2011. Since December 2007, Mr. Ambrose has served as the President of RNLLC (formerly REMC) after joining RNLLC in April 2007 as Operations Director. Mr. Ambrose has 38 years of chemical manufacturing experience in specialty chemical, commodity chemical and fertilizer manufacturing, including international responsibilities. From 2003 to 2007, he served as Plant Manager at Ferro Corporation, a global producer of technology-based performance materials for manufacturers. Mr. Ambrose began his career with PPG Industries, Inc., a global supplier of paints, coatings, optical products, specialty materials, chemicals, glass and fiber glass, where he advanced through several manufacturing positions over the course of 28 years, initially in chlor-alkali, then holding positions such as environmental compliance/remediation manager and manufacturing manager within the Optical Monomers business unit. As director of manufacturing from 1996 to 2003, he managed and expanded multiple worldwide plants for the company’s precipitated silica business unit. He serves as chairman of the board of directors of the Chemistry Industry Council of Illinois.

Wilfred R. Bahl, Jr. Wilfred R. Bahl, Jr. was appointed Senior Vice President of Finance and Administration of our general partner in July 2011. Since April 2006, Mr. Bahl has also served as the Vice President and Chief Financial Officer of RNLLC (formerly REMC). He is a Certified Public Accountant and has 40 years of finance experience, with 34 of those years in the fertilizer industry. From 1999 to 2006, Mr. Bahl was the Director of Finance and Energy for Royster-Clark Nitrogen, Inc. From 1998 to 1999, he served as Vice President of Business Development and, from 1995 to 1998, he served as the Vice President of Finance and Administration of IMC Nitrogen Co. From 1991 to 1995, he served as Vice President of Finance for Phoenix Chemical Co. In 1987, he served as Treasurer and was appointed to the board of directors of Phoenix Chemical Co and, in 1989, was appointed to the executive committee of the board of directors. From 1980 to 1987, Mr. Bahl served as the Administrative and Accounting Manager of N-Ren Corporation and later served as its Controller. Prior to joining N-Ren Corporation, he held various accounting positions, primarily in the accounting sector.

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

Halbert S. Washburn. Halbert S. Washburn was appointed as a member of the board of directors of our general partner in July 2011. Since December 2005, Mr. Washburn has served as a member of the board of directors of Rentech, and since June 2011 has served as its Chairman. Mr. Washburn has over 25 years of experience in the energy industry. Since April 2010, Mr. Washburn has been the Chief Executive Officer of BreitBurn GP, LLC, the general partner of BreitBurn Energy Partners LP. From August 2006 until April 2010, he was the co-Chief Executive Officer and served on the board of directors of BreitBurn GP, LLC. In December 2011, he was reappointed as a member of the board of directors of BreitBurn GP, LLC. He has served as the co-President and a director of BreitBurn Energy Corporation since 1988. He also has served as a co-Chief Executive Officer and a director for Pacific Coast Energy Holdings, LLC (formerly BreitBurn Energy Holdings, LLC) and as co-Chief Executive Officer and a director of PCEC (GP), LLC (formerly BEH (GP), LLC). Since September 2013, Mr. Washburn has served on the board of directors of Jones Energy, Inc., a publically traded oil and gas exploration and production company. Mr. Washburn previously served as Chairman on the Executive Committee of the board of directors of the California Independent Petroleum Association. He also served as Chairman of the Stanford University Petroleum Investments Committee and as Secretary and Chairman of the Wildcat Committee. The board of directors of our general partner has determined that Mr. Washburn brings to the board knowledge of our business and extensive experience with master limited partnerships, including his service as an executive officer and director of several BreitBurn entities, and therefore he should serve on the board of directors of our general partner.

Michael F. Ray. Michael F. Ray was appointed as a member of the board of directors of our general partner in July 2011. Since May 2005, Mr. Ray has served as a member of the board of directors of Rentech. Mr. Ray served as the Chairman of Rentech’s Compensation Committee from 2005 until 2010 and has served as a member of Rentech’s Audit Committee since 2008. Mr. Ray founded and, since 2001, has served as President of ThioSolv, LLC. ThioSolv, LLC is in the business of developing and licensing sulfur and ammonia recovery technologies for the refining and chemical sector. Also, since May 2005, Mr. Ray has served as General Partner of GBTX Leasing, LLC, a company that owns and leases rail cars for the movement of liquid chemicals and salts. Since 2008, Mr. Ray has served as a member of the board of directors and the Technology Committee for Cyanco Corporation, a producer of sodium cyanide in the Western United States, and a subsidiary of Oaktree Capital Management, OCM Cyanco Holdings, LLC, which holds a controlling interest in Cyanco Corporation. From 1995 to 2001, Mr. Ray served as Vice President of Business Development for the Catalyst and Chemicals Division of The Coastal Corporation, a natural gas, pipeline, refining, coal and chemical company. Mr. Ray served as President (from 1990 to 1995) of Coastal Chem, Inc., a producer of ammonia, urea, silver and industrial ammonium nitrate, methanol, fuel additives and carbon dioxide. Prior to serving as President Mr. Ray held the positions of Vice President of Corporate Development and Administration (from 1986 to 1990) and Vice President of Carbon Dioxide Marketing (from 1985 to 1986). Mr. Ray served as Regional Operations Manager (from 1981 to 1985) and Plant Manager (from 1980 to 1981) of Liquid Carbonic Corporation, a seller of carbon dioxide products. Mr. Ray previously served as a member of the board of directors of Coastal Chem, Inc., a publically traded company, Cheyenne LEADS and Wyoming Heritage Society. Mr. Ray also served on the Nitrogen Fertilizer Industry Ad Hoc Committee, the University of Wyoming EPSCOR Steering Committee and Wyoming Governor’s committee for evaluating state employee compensation. Mr. Ray holds a B.S. degree in industrial technology from Western Washington University, as well as an M.B.A from Houston Baptist University. The board of directors of our general partner has determined that Mr. Ray brings to the board valuable knowledge of and experience in the chemical and nitrogen fertilizer industries and directorial and governance experience as a director of Coastal Chem, Inc., and therefore he should serve on the board of directors of our general partner.

Michael S. Burke. Michael S. Burke was appointed as a member of the board of directors of our general partner in July 2011. Mr. Burke serves as a member of the Audit and Compensation Committees of Rentech, and a member of the Audit Committee of Rentech Nitrogen GP, LLC. Since March 2007, Mr. Burke has served as a member of the board of directors of Rentech. Mr. Burke was appointed Chief Executive Officer and President of AECOM Technology Corporation, or AECOM, on March 6, 2014. AECOM is a global provider of professional technical and management support services to government and commercial clients. From October 1, 2011 through March 5, 2014, Mr. Burke served as President of AECOM. From December 2006 through September 2011, Mr. Burke served as Executive Vice President, Chief Financial Officer of AECOM. Mr. Burke joined AECOM as Senior Vice President, Corporate Strategy in October 2005. From 1990 to 2005, Mr. Burke was with the accounting firm, KPMG LLP, where he served in various senior leadership positions, most recently as a Western Area Managing Partner from 2002 to 2005 and was a member of the board of directors of KPMG from 2000 through 2005. While on the board of directors of KPMG, Mr. Burke served as the Chairman of the Board Process and Governance Committee and a member of the Audit and Finance Committee. Mr. Burke also serves on various charitable and community boards. Mr. Burke received a B.S. degree in accounting from the University of Scranton and a J.D. degree from Southwestern University. The board of directors of our general partner has determined that Mr. Burke brings to the board extensive accounting, financial and business experience, including experience as an executive officer of a public company, and therefore he should serve on the board of directors of our general partner.

James F. Dietz. James F. Dietz was appointed as a member of the board of directors of our general partner in February 2012. Mr. Dietz served on the board of directors and the audit committee of Prospect Global Resources, Inc., a publicly traded company on NASDAQ engaged in the development of a potash mine in the Holbrook Basin of eastern Arizona, from November 2012 until he resigned in February 2013. Mr. Dietz has over 41 years of experience in the fertilizer and chemical industries. Mr. Dietz most recently served as Executive Vice President and Chief Operating Officer of Potash Corporation of Saskatchewan Inc., or PotashCorp, from November 2000 until his retirement in June 2010. In November 2000, Mr. Dietz was named Executive Vice President & Chief Operating Officer for PotashCorp. From 1998 to November 2000, Mr. Dietz served as President of PotashCorp Nitrogen, and from 1997 to 1998, as Executive Vice President. In addition to responsibility for PotashCorp’s worldwide operations, Mr. Dietz had responsibility for the corporation’s Safety, Health, and Environment performance and the Procurement functions. From 1993 to 1997, Mr. Dietz was Vice President of Manufacturing with Arcadian Corporation in Memphis, Tennessee. From 1969 to 1993, Mr. Dietz had increasing operational responsibility for Standard Oil of Ohio (Sohio) and BP, both in the United States and the United Kingdom. The board of directors of our general partner has determined that Mr. Dietz brings to the board valuable knowledge of and experience in the chemical and nitrogen fertilizer industries, and therefore he should serve on the board of directors of our general partner.

Keith B. Forman. Keith B. Forman was appointed as a member of the board of directors of our general partner at the closing of our initial public offering. Since April 2007, Mr. Forman has been a director of Capital Product Partners L.P., a publicly traded shipping limited partnership specializing in the seaborne transportation of oil, refined oil products and chemicals. Mr. Forman also serves on the board of directors of Applied Consulting, Inc., a privately held consulting firm. Mr. Forman currently serves as the Chairman of its conflicts committee and is a member of its audit committee. Since May of 2011, Mr. Forman has served as a Senior Advisor to Industry Funds Management (IFM). IFM is an Australian based fund investing in infrastructure projects around the world including making investments in energy related infrastructure. From November 2007 until March 2010, Mr. Forman served as Partner and Chief Financial Officer of Crestwood Midstream Partners LP, a private investment partnership focused on making equity investments in the midstream energy market. The other partners of Crestwood Mainstream Partners LP included the Blackstone Group L.P., Kayne Anderson Energy Funds and GSO Capital Partners LP. From February 2005 to 2007, Mr. Forman was a member of the board of directors of Kayne Anderson Energy Development, a closed-end investment fund focused on making debt and equity investments in energy companies, and was a member of its audit committee. Mr. Forman was also a member of the board of directors of Energy Solutions International Ltd., a privately held supplier of oil and gas pipeline software management systems, from April 2004 to January 2009. From January 2004 to July 2005, Mr. Forman was Senior Vice President, Finance for El Paso Corporation, a provider of natural gas services. From January 1992 to December 2003, he served as Chief Financial Officer of GulfTerra Energy Partners L.P., a publicly traded master limited partnership, and was responsible for the financing activities of the partnership, including in commercial and investment banking relationships. Mr. Forman received a B.A. degree in economics and political science from Vanderbilt University. The board of directors of our general partner has determined that Mr. Forman brings to the board accounting, financial and directorial experience, including extensive experience with master limited partnerships, and therefore he should serve on the board of directors of our general partner.

The directors of our general partner hold office until the earliest of their death, resignation or removal.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis provides an overview and analysis of our executive compensation program during the fiscal year ended December 31, 2013, or fiscal year 2013, for our named executive officers, or NEOs. Our executive compensation program is designed to align executive pay with individual performance on both short and long-term bases, link executive pay to specific, measurable financial, technological and development achievements intended to create value for securityholders and utilize compensation as a tool to attract and retain the high-caliber executives that are critical to our long-term success.

The following table sets forth the key elements of our NEOs’ compensation, along with the primary objectives associated with each element of compensation.

Compensation Element	Primary Objective
Base salary	To recognize performance of job responsibilities, provide stable income and attract and retain experienced individuals with superior talent.

Annual incentive compensation	To promote achievement of short-term performance objectives and reward individual contributions to their completion.

Long-term equity incentive awards	To encourage decision-making keyed to long-term performance, align the interests of our NEOs with unitholder interests, encourage the maximization of our unit value and retain key executives.

Severance and change in control benefits	To encourage the continued attention and dedication of our NEOs and provide reasonable individual security to enable our NEOs to focus on our best interests, particularly when considering strategic alternatives.

Retirement savings (401(k) plan)	To provide an opportunity for tax-efficient savings with the added economic incentive of employer matching contributions.

Other elements of compensation and perquisites	To attract and retain talented executives in a cost-efficient manner by providing benefits with perceived values that exceed their cost.

To serve the foregoing objectives, our overall compensation program is generally designed to be flexible rather than purely formulaic. In alignment with the objectives set forth above, the board of directors of our general partner and Rentech’s Compensation Committee have generally determined the overall compensation of our NEOs and its allocation among the elements described above, relying on the analyses and advice provided by Rentech’s compensation consultant as well as input from our management team. Our general partner and Rentech’s Compensation Committee have generally made these determinations in executive sessions without our management team present, but have also sought input from our Chief Executive Officer with regard to individual NEO performance and compensation besides his own.

Our compensation decisions for our NEOs with respect to 2013 are discussed in detail below. This discussion is intended to be read in conjunction with the executive compensation tables and related disclosures that follow this Compensation Discussion and Analysis.

Named Executive Officers

Rentech Nitrogen GP, LLC, our general partner, manages our operations and activities on our behalf through its officers and directors and is solely responsible for providing the employees and other personnel necessary to conduct our operations. Although all of the employees that conduct our business are employed by our general partner, its affiliates and certain of our subsidiaries, we sometimes refer to these individuals in this report as our officers and employees for ease of reference. Please see Item 13 “Certain Relationships and Related Transactions, and Director Independence—Our Agreements with Rentech.”

The following discussion describes and analyses our compensation objectives and policies, as well as the material components of our executive compensation program for each of D. Hunt Ramsbottom, Dan J. Cohrs, John H. Diesch, John A. Ambrose and Marc E. Wallis, our NEOs. Our NEOs were appointed to their positions during 2011 in connection with our formation and the formation of our general partner. Messrs. Ramsbottom and Cohrs also serve as officers of Rentech, our parent company, and are sometimes referred to in this Annual Report as our “Shared NEOs” (and Messrs. Diesch, Ambrose and Wallis are sometimes referred to as our “Non-Shared NEOs”). Mr. Diesch ceased to serve as an officer of, and to be employed by, Rentech as of December 30, 2013. Accordingly, for purposes of the discussion, except as otherwise expressly provided below, references to Shared NEOs with regard to events, determinations and other matters occurring on or prior to December 30, 2013 include Mr. Diesch (and references to Non-Shared NEOs during this timeframe do not), while references to Non-Shared NEOs with regard to events, determinations and other matters occurring after December 30, 2013 include Mr. Diesch (and references to Shared NEOs during this timeframe do not).

Following our formation and the formation of our general partner, our Shared NEOs, who were already officers of Rentech and REMC, also became officers of our general partner, while our Non-Shared NEOs, who were already officers of REMC, also became officers of our general partner. Upon the closing of our initial public offering, all of our NEOs ceased to be officers of, and to be employed by, as applicable, REMC. The following table sets forth each NEO’s title(s) during 2013 and currently:

Officer	Title(s)
D. Hunt Ramsbottom	Chief Executive Officer, Rentech, Inc. and Rentech Nitrogen GP, LLC

Dan J. Cohrs	Executive Vice President & Chief Financial Officer, Rentech, Inc. and Chief Financial Officer, Rentech Nitrogen GP, LLC

John H. Diesch	Senior Vice President – Operations, Rentech, Inc. (through December 30, 2013) President, Rentech Nitrogen GP, LLC

John A. Ambrose	Chief Operating Officer, Rentech Nitrogen GP, LLC

Marc E. Wallis	Senior Vice President of Sales and Marketing, Rentech Nitrogen GP, LLC

Compensation Philosophy

We operate in a highly competitive and dynamic industry, characterized by rapidly changing market requirements. To succeed in this environment, we need to recruit and retain a highly talented and seasoned team of executive, technical, sales, marketing, operations, financial and other business professionals. We recognize that our ability to attract and retain these professionals largely depends on how we compensate and reward our employees, including our NEOs. As discussed under the heading “—Compensation Decisions: Roles of Rentech’s Compensation Committee, our General Partner and our Chief Executive Officer” below, responsibility and authority for compensation-related decisions: (i) for our Shared NEOs resides with Rentech’s Compensation Committee (subject to input and advice from our Chief Executive Officer with regard to our Chief Financial Officer), and (ii) for our Non-Shared NEOs resides with the board of directors of our general partner (subject to input and advice from our Chief Executive Officer), taking into consideration the recommendation of Rentech’s Compensation Committee, in all cases, administered in a manner consistent with the compensation philosophy discussed above. For ease of reference, we refer below to determinations and perspectives formulated by this group as our own. Rentech’s Compensation Committee and our general partner, as applicable, conduct periodic reviews of our NEOs’ compensation and consider adjustments as appropriate.

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

Compensation Decisions: Roles of Rentech’s Compensation Committee, our General Partner and our Chief Executive Officer

Prior to our formation and the formation of our general partner, each of our NEOs served as an officer of our predecessor, REMC. Upon the closing of our initial public offering in 2011, all of our NEOs ceased to be officers of, and to be employed by, REMC and became officers of, and employed by, our general partner. Our Shared NEOs also serve as officers of, and are employed by, Rentech. Mr. Diesch served as an officer of, and was employed by, Rentech through December 30, 2013. Historically, the initial compensation arrangements for our NEOs have been determined in arm’s-length negotiations with each individual executive at the time of such executive’s hiring. Mr. Ramsbottom has been an officer of Rentech since September 2005 and an officer of REMC since its acquisition by Rentech in April 2006. Mr. Ramsbottom negotiated his initial employment terms with Rentech’s then-current board of directors at the time of his hiring. Mr. Diesch was hired in April 2006 and negotiated his employment terms with Mr. Ramsbottom, our Chief Executive Officer, subject to the oversight and approval of Rentech’s Compensation Committee. Mr. Cohrs was hired in October 2008 and negotiated his employment terms with Mr. Ramsbottom, our Chief Executive Officer, subject to the oversight and approval of Rentech’s Compensation Committee. Messrs. Wallis and Ambrose joined REMC shortly after its acquisition by Rentech, each negotiating his employment terms individually with our Chief Executive Officer, subject to the oversight and approval of Rentech’s Compensation Committee.

In the years subsequent to their hiring, including during 2013, changes to the terms and conditions of our NEOs’ employment, other than our Chief Executive Officer, have been determined by our Chief Executive Officer with the oversight and approval of Rentech’s Compensation Committee, subject to the terms of applicable employment arrangements that are in place with our NEOs (discussed under the heading “—Severance Benefits” below). Changes to the terms and conditions of our Chief Executive Officer’s employment have historically, including during 2013, been determined by Rentech’s Compensation Committee and board of directors, as applicable, subject to the terms and conditions of his employment agreement.

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

Compensation Consultant

During 2013, Rentech’s Compensation Committee engaged Frederic W. Cook & Co., Inc. (“Cook”), as an independent compensation consultant to analyze our existing executive compensation programs, assist with the design of future compensation programs that more closely align our executive officers’ interests with those of our unitholders, and ensure that the levels and types of compensation provided to our executives (including our NEOs) and directors continue to reflect market practices. Cook serves at the discretion of Rentech’s Compensation Committee and Cook may be terminated by Rentech’s Compensation Committee in its discretion. Rentech’s Compensation Committee has assessed the independence of Cook pursuant to the rules prescribed by the SEC and has concluded that no conflict of interest existed in 2013 or currently exists that would prevent Cook from serving as an independent consultant to Rentech’s Compensation Committee.

Services Provided With Respect to 2013 Compensation

Services provided by Cook in 2013 included the following:

•	Analyzing Rentech’s peer group companies and advising on appropriate changes to such companies so that they align with Rentech’s business mix and size;

•	Reviewing and analyzing officer and non-employee director compensation data for Rentech and providing analysis with regard to the amounts of such compensation, its alignment with performance and its consistency with good governance practice; and

•	Analyzing Rentech’s compensation components, and incentive designs, to calibrate the compensation opportunities of our directors and officers relative to our peer group companies.

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

For the second half of 2012 through August 2013, Rentech’s peer group was based on companies selected in 2012 based on discussions among the members of Rentech’s Compensation Committee, certain of Rentech’s executive officers (including the Shared NEOs) and Cook (the “2012 Peer Group”). In September 2013, the members of Rentech’s Compensation Committee, certain of Rentech’s executive officers (including the Shared NEOs) and Cook reviewed and discussed the composition of the 2012 Peer Group. The discussions considered the manner in which Rentech’s business had changed since the 2012 Peer Group was constructed. Based on these discussions, certain changes were made to Rentech’s peer group in order to (i) remove seven companies that were no longer appropriate to Rentech’s peer group based on size, industry and/or market value, and (ii) add seven companies that are more similar to Rentech in terms of industry, revenue and market value. In general, the peers removed were more closely aligned with Rentech’s alternative energy technologies, which constitute a decreasing component of Rentech’s business, By contrast, the peers added tended to focus on wood-related and paper-related lines of business, which comprise an increasing component of Rentech’s business. We refer to Rentech’s current peer group (after giving effect to the changes discussed above) as the “New 2013 Peer Group.”

Rentech’s 2012 Peer Group consisted of alternative energy, energy, energy technology, chemical and fertilizer companies, in each case, with (i) annual revenues ranging from approximately $50 million to $1 billion and (ii) market values ranging from approximately $100 million to $1.5 billion at the time the peer group was selected. Following are the companies that comprised Rentech’s 2012 Peer Group:

ADA-ES, Inc.	Fuel Tech
Advanced Energy Industries	Fuelcell Energy
American Vanguard Corp.	Hawkins Inc.
Amyris Inc.	LSB Industries
Arabian American Development Co.	Maxwell Technologies
Balchem Corp.	Quaker Chemical
Clean Energy Fuels Corp.	REX American Resources
EnerNoc Inc.	Vicor Corp.
Flotek Industries	Zoltek

Rentech’s New 2013 Peer Group consists of alternative energy, energy, energy technology, chemical, fertilizer and wood fiber companies, in each case, with (i) annual revenues ranging from approximately $160 million to $1.3 billion and (ii) market values ranging from approximately $170 million to $2.0 billion at the time the peer group was selected. Following are the companies that comprise Rentech’s New 2013 Peer Group:

ADA-ES, Inc.	KapStone Paper
Advanced Energy Industries	LSB Industries
American Vanguard Corp.	Maxwell Technologies
Balchem Corp.	Minerals Technologies
Clean Energy Fuels Corp.	Neenah Paper
EnerNoc Inc.	Penford Corp.
FutureFuel	REX American Resources
Hawkins Inc.	Wausau Paper
Intrepid Potash	Zoltek

The Partnership’s current peer group was established in September 2011 based on discussions among the members of Rentech’s Compensation Committee, certain of Rentech’s executive officers (including certain Shared NEOs) and Radford, an Aon Hewitt Company, which was our prior independent compensation consultant. The peer group consists of chemical manufacturing, fertilizer, and oil and gas companies, in each case, with (i) annual revenues ranging from $90 million to $715 million, (ii) market values ranging from $57 million to $4.0 billion (with a median of $732 million), and (iii) similar employee numbers. Following are the companies that comprise our current peer group:

American Vanguard Corp.	Innophos Holdings
American Pacific Corp.	Innospec
Balchem Corp.	LSB Industries
Calgon Carbon Corp.	NL Industries
Cambrex	PAA Natural Gas Storage
Chesapeake Midstream Partners, L.P.	Quaker Chemical Corp.
CVR Partners, L.P.	Terra Nitrogen Company LP
Flotek Industries	Tesoro Logistics LP
FutureFuel	Western Gas Partners, LP
Hawkins Inc.

In September 2013, Rentech’s Compensation Committee conducted a review of compensation data provided by Cook with regard to the levels and types of compensation provided to our NEOs and directors. The information provided by Cook included data gathered from the public filings of our peer group and of Rentech’s New 2013 Peer Group (instead of its 2012 Peer Group). Rentech’s Compensation Committee considered this data when determining the final incentive awards earned by our NEOs’ for 2013 under our annual incentive compensation programs and the levels and types of equity awards granted to our NEOs during 2013. Rentech expects to continue to use Rentech’s New 2013 Peer Group and the Partnership’s peer group for purposes of assessing Rentech’s and our compensation programs through at least mid-2014.

During its 2013 review which occurred in September 2013, Rentech’s Compensation Committee reviewed the compensation of the Shared NEOs relative to the New 2013 Peer Group with respect to total compensation and for individual components of compensation and determined it was within the desired market position and in line with our compensation philosophy. A comparison of long-term equity incentives showed (i) above-median equity award levels for our Shared NEOs (with respect to the New 2013 Peer Group), and (ii) that these equity awards were weighted considerably more toward performance-based vesting than the equity awards granted to similarly-situated executives of its peer group (i.e., 60% of long-term incentives at Rentech versus about 30% for peer company officers on average). In contrast, Rentech’s Compensation Committee determined that the compensation of our Non-Shared NEOs (excluding Mr. Diesch, who was serving as a Shared NEO at the time of such determination) was generally below the market median (compared to our peer group) with respect to total compensation. However, certain individual components of compensation, including Mr. Wallis’ annual incentive opportunity and the long-term equity incentives were above the median of the market for our Non-Shared NEOs (compared to our peer group).

Based on these reviews, Rentech’s Compensation Committee concluded that the level of our NEOs’ total compensation was well positioned to attract and retain the type of management team that we believe is necessary to successfully implement our business strategy. Specifically, the compensation levels of our Shared NEOs are appropriate in light of the scope of duties they provide (or, in the case of Mr. Diesch, provided) both to us and to Rentech, as well as the high degree of performance required for the incentive award components of their compensation to actually be delivered, while the Non-Shared NEOs are provided with reasonable levels of cash compensation (compared to our peer group) and are weighted towards variable compensation that is based on the appreciation in our unit value over time, which we believe is appropriate to incentivize them to work toward the long-term growth of our newly public company and aligns their interests with those of our unitholders. We believe that these levels and types of compensation are also consistent with our compensation philosophy, foster our compensation objectives and continued to provide appropriate incentives through 2013.

Allocation

All of the executive officers and other personnel necessary for our business to function are employed and compensated by our general partner, our subsidiaries and/or Rentech, subject to reimbursement of the appropriate entity by us in accordance with the terms of the services agreement. Because each of our Shared NEOs is also an officer of Rentech, our Shared NEOs generally devote less than a majority of their total business time specifically to our general partner and to us. In addition, because Mr. Diesch also served as an officer of Rentech through December 30, 2013, during 2013, Mr. Diesch devoted approximately 79% of his total business time to our general partner and to us through such date. Since December 30, 2013, Mr. Diesch has devoted substantially all of his business time to our general partner and to us. Rentech has the ultimate decision-making authority with respect to the portion of our Shared NEOs’ compensation that is allocated to us pursuant to Rentech’s allocation methodology, subject to the terms of the services agreement. Any such compensation allocation decisions are not subject to approval by us or our general partner. Please see Item 13 “Certain Relationships and Related Transactions, and Director Independence—Our Agreements with Rentech—Services Agreement.”

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

Base Salary

As discussed above, base salaries for our NEOs were initially set in arm’s-length negotiations during the hiring process for these executives. These base salaries have historically been reviewed annually by Rentech’s Compensation Committee (with input from our Chief Executive Officer with respect to the other NEOs) and were again reviewed at the end of 2013 for purposes of determining 2014 salaries. Our NEOs are not entitled to any contractual or other formulaic base salary increases. The Compensation Committee increased the base salaries of our NEOs, effective January 13, 2014, in connection with its annual salary review at the end of our fiscal year 2013. Effective January 13, 2014, Mr. Ramsbottom’s base salary increased by approximately 18% to $650,000 in recognition of his leadership of both Rentech and RNP, and in order to bring his base salary closer to the median for chief executive officers of Rentech’s New 2013 Peer Group companies (although it is still below the 25th percentile). Mr. Cohrs’ base salary also increased in January 2014 by approximately 3% to $464,000 in recognition of his effective capital raising efforts on behalf of Rentech, his efforts in facilitating and completing the Fulghum Fibres, Inc., or Fulghum, acquisition and his continued leadership as the Chief Financial Officer of two publicly traded entities. Each of Messrs. Diesch, Ambrose and Wallis also received an annual salary increase, effective January 13, 2014, of approximately 3% in connection with their annual reviews in order to more closely align their base salaries with median base salaries for similarly situated executives of our Partnership’s current peer group companies.

The base salaries for our NEOs, both during fiscal year 2013 and following their January 2014 salary increases, are set forth in the following table:

Name	2013 Base Salary (Before Increase) ($)	2014 Base Salary (After Increase) ($)
D. Hunt Ramsbottom.	550,000	650,000
Dan J. Cohrs	450,000	464,000
John H. Diesch	325,000	335,000
John A. Ambrose	250,000	258,000
Marc E. Wallis	215,000	222,000

Annual Incentive Compensation

Rentech maintains an annual incentive compensation program to reward its executive officers, including our Shared NEOs (excluding Mr. Diesch), based on its financial and operational performance, achievement of specific milestones related to technology, financing and project development work, and the individual NEO’s relative contributions to that performance during the year (referred to below as the Rentech annual incentive program). We separately maintain an annual incentive program to reward our executive officers, including our Non-Shared NEOs (including Mr. Diesch, but excluding our Shared NEOs and Mr. Wallis), based on our financial and operational performance, achievement of specific milestones related to the expansion of our facilities and the individual NEO’s relative contributions to that performance during the year (referred to below as the RNP annual incentive program). In addition, in lieu of Mr. Wallis’ participation in the RNP annual incentive program, we maintain a sales-based annual incentive program for Mr. Wallis to incentivize him in light of his position and responsibilities (referred to below as the sales incentive program). We recognize that successful completion of short-term objectives is critical in achieving our planned level of growth and attaining our other long-term business objectives. Accordingly, our annual and sales incentive programs are designed to reward executives for successfully taking the immediate steps necessary to implement our long-term business strategy.

Annual Incentive Programs

During 2013, (i) each of our Shared NEOs (excluding Mr. Diesch) was eligible to receive an incentive payment pursuant to the Rentech annual incentive program and (ii) each of our Non-Shared NEOs (including Mr. Diesch, but excluding Mr. Wallis) was eligible to receive an incentive payment pursuant to the RNP annual incentive program. Under both annual incentive programs, cash incentives were determined and paid by reference to (i) the achievement of certain pre-established operational and financial goals and technology, commercial and project development criteria, and (ii) target bonus amounts (as set forth in the NEOs’ respective employment agreements). The goals are weighted based on importance for the year. In the beginning of 2013, as in prior fiscal years with respect to Rentech, our CEO and other senior officers of Rentech developed a series of broad objectives for each of Rentech and us, which were then reviewed and revised by Rentech’s Compensation Committee and board of directors and the board of directors of our general partner. Following that review, Rentech’s board of directors and our general partner’s board of directors set the 2013 performance goals for the Rentech and RNP annual incentive programs, respectively, but retained discretion based on input from the Compensation Committee (and our Chief Executive Officer with respect to the other NEOs who participate in the annual incentive programs) to increase or decrease annual incentive award payouts to levels as high as 200% of the NEO’s target bonus and as low as zero, in each case, based on performance during the relevant period. The goals were designed to be challenging with no guarantee that any portion of the target award would actually be earned. The 2013 annual incentive awards were targeted for Messrs. Ramsbottom, Cohrs, Diesch and Ambrose at 100%, 60%, 50% and 40% of their respective base salaries (in accordance with their respective employment agreements). Payment of annual incentive awards to our NEOs (other than Mr. Wallis) was based on the achievement by Rentech and/or us, as applicable, of the specific targets and goals set forth below for the applicable annual incentive program, as well as the performance of the individual executive (and was subject to adjustment as described above).

Rentech Annual Incentive Program Performance Goals

The 2013 performance goals applicable to our Shared NEOs (excluding Mr. Diesch) under the Rentech annual incentive program are set forth below, along with determinations as to the attainment of these goals (parentheticals following the description of each goal provide guidelines indicating the approximate weight given to the attainment of each goal).

1.	Goal: Environmental, Health, Safety & Sustainability, or EHS&S, goals, including:

•	A continued strong safety record at Rentech’s facilities, including RNP’s facilities, with an OSHA recordable rate below a target rate of 3.75 and fewer than 8.0 environmental and Federal Railroad Administration compliance incidents.*

Result: Goal attained. Rentech completed fiscal year 2013 with an OSHA recordable rate of approximately 1.58 recordable incidents for every 200,000 hours worked at Rentech facilities and two environmental and Federal Railroad Administration compliance incidents.

•	Completion of mandated EHS&S training.*

Result: Goal attained. We completed all required training.

•	Completion of EHS&S process review action items.*

Result: Goal attained. We completed required process review action items.

*	These Goals are not weighted in arriving at the initial award amounts under the annual incentive program, but failure to attain these Goals can result in a reduction of the final pool by up to 20%.

2.	Goal: Operations goals, including:

•	Total ammonia production ranging from approximately 265,000 tons to 290,000 tons, targeted at approximately 280,000 tons (5% weight).

Result: Goal not attained. Total ammonia production for the fiscal year ending December 31, 2013 equaled approximately 244,000 tons.

•	Concurrently decrease nitrogen production and increase ammonia production in amounts ranging from approximately 135,000 tons to 150,000 tons, targeted at approximately 145,000 tons (5% weight).

Result: Goal not attained. Total decrease in nitrogen production and corresponding increase in ammonia production for the fiscal year ending December 31, 2013 equaled approximately 130,000 tons.

•	Total ammonium sulfate production ranging from approximately 525,000 tons to 575,000 tons, targeted at approximately 555,000 tons (5% weight).

Result: Goal not attained. Total ammonium sulfate production for the fiscal year ending December 31, 2013 equaled approximately 465,000 tons.

•	Total sulfuric acid production ranging from approximately 540,000 tons to 590,000 tons, targeted at approximately 570,000 tons (5% weight).

Result: Goal not attained. Total sulfuric acid production for the fiscal year ending December 31, 2013 equaled approximately 478,000 tons.

3.	Goal: Consolidated EBITDA ranging from approximately $80.0 million to $105.0 million, targeted at approximately $90.0 million (20% weight).

Result: Goal not attained. Consolidated EBITDA for fiscal year 2013 equaled approximately $32 million.

4.	Goal: Technology achievements, including:

•	Successful completion of the Department of Energy grant requirements and the mothballing of the Product Demonstration Unit, or PDU, by April 28, 2013 (5% weight).

Result: Goal attained. The Department of Energy grant requirements and mothballing of the PDU were successfully completed prior to April 28, 2013.

•	Successful completion of smooth wind-down of PDU (5% weight).

Result: Goal attained. We completed the orderly wind-down of the PDU.

5.	Goal: Commercial achievements, including:

•	Execution of definitive agreements and sales contracts for, and start construction on pellet plants (15% weight).

Result: Goal attained. Off-take agreements were executed and construction began on two pellet plants.

•	Complete acquisitions and/or partnerships, including all necessary material definitive agreements, that lead to a cash-flowing wood processing business (15% weight).

Result: Goal attained. On May 1, 2013, Rentech acquired Fulghum.

6.	Goal: Other factors which contribute to the success of Rentech as determined by Rentech’s Compensation Committee and board of directors (20% weight).

Result: The Compensation Committee exercised its discretion to recognize preservation of Rentech’s shareholder value during a tumultuous nitrogen fertilizer market and in light of unanticipated challenges at both operating plants, including the fire and foundation crack at the East Dubuque Facility. In addition, the Compensation Committee recognized that significant long-term shareholder value was created with the significant progress achieved in pursuing the Company’s new wood fibre processing business.

RNP Annual Incentive Program Performance Goals

The 2013 performance goals applicable to our Non-Shared NEOs (including Mr. Diesch) under the RNP annual incentive program are set forth below, along with determinations as to the attainment of these goals (parentheticals following the description of each goal provide guidelines indicating the approximate weight given to the attainment of each goal).

1.	Goal: EHS&S goals (failure to attain these goals would have reduced the final bonus pool by 20%), including:

•	A continued strong safety record at our facilities with an OSHA recordable rate below a target rate of 4.0 and less than 12 environmental and Federal Railroad Administration compliance incidents.

Result: Goal attained. We completed fiscal year 2013 with an OSHA recordable rate of approximately 1.99 recordable incidents for every 200,000 hours worked at our facilities and two environmental and Federal Railroad Administration compliance incidents.

•	Completion of mandated EHS&S training.

Result: Goal attained. We completed all required training.

•	Completion of EHS&S process review action items.

Result: Goal attained. We completed required process review action items.

2.	Goal: Operations goals, including:

•	Total ammonia production ranging from approximately 265,000 tons to 290,000 tons, targeted at approximately 280,000 tons (5% weight).

Result: Goal attained below target level. Total ammonia production for the fiscal year ending December 31, 2013 equaled approximately 244,000 tons.

•	Concurrently decrease nitrogen production and increase ammonia production in amounts ranging from approximately 135,000 tons to 150,000 tons, targeted at approximately 145,000 tons (5% weight).

Result: Goal not attained. Total decrease in nitrogen production and corresponding increase in ammonia production for the fiscal year ending December 31, 2013 equaled approximately 130,000 tons.

•	Total ammonium sulfate production ranging from approximately 525,000 tons to 575,000 tons, targeted at approximately 555,000 tons (5% weight).

Result: Goal not attained. Total ammonium sulfate production for the fiscal year ending December 31, 2013 equaled approximately 465,000 tons.

•	Total sulfuric acid production ranging from approximately 540,000 tons to 590,000 tons, targeted at approximately 570,000 tons (5% weight).

Result: Goal not attained. Total sulfuric acid production for the fiscal year ending December 31, 2013 equaled approximately 478,000 tons.

3.	Goal: Financial goals, including:

•	East Dubuque Facility EBITDA ranging from approximately $97.0 million to $124.0 million, targeted at approximately $108.0 million (25% weight).

Result: Goal not attained. EBITDA for fiscal year 2013 equaled approximately $86.0 million.

•	Pasadena Facility EBITDA ranging from approximately $22.0 million to $30.0 million, targeted at approximately $25.0 million (5% weight).

Result: Goal not attained. EBITDA for fiscal year 2013 equaled approximately $(10.0) million.

•	East Dubuque Facility expansion project costs at or below approximately $92.0 million (10% weight).

Result: Goal attained. East Dubuque Facility expansion project costs for fiscal year 2013 equaled approximately $ 91.0 million.

4.	Goal: Project expansion goals, including:

•	East Dubuque Facility’s ammonia expansion project is operating (5% weight).

Result: Goal attained. As of December 31, 2013, the ammonia expansion project was completed and operating.

•	Pasadena Facility’s ammonium sulfate debottlenecking and production capacity project is on schedule and on budget (5% weight).

Result: Goal not attained. Project was not completed on budget.

•	Pasadena Facility’s power generation project is on schedule and on budget (5% weight).

Result: Goal attained. Project is on schedule and on budget.

•	Pasadena Facility’s gypsum stack turnover project is on schedule and on budget (5% weight).

Result: Goal attained. Project and associated cost was restructured to span several years at significant savings.

5.	Goal: Other factors which contribute to the success of the Partnership and Rentech, as determined our board of directors, (20% weight).

Result: The Compensation Committee exercised its discretion to recognize preservation of RNP’s unitholder value during a tumultuous nitrogen fertilizer market and in light of unanticipated challenges at both operating plants, including the fire and foundation crack at the East Dubuque Facility. In addition, the Compensation Committee recognized that significant long-term shareholder value was created with the successful completion of the major expansion at the East Dubuque Facility and debottlenecking and reliability project at the Pasadena Facility.

At the end of 2013, our Chief Executive Officer developed his own assessment including input from other members of Rentech’s and our senior management teams of performance for each of his direct reports (including the other NEOs who participated in the Rentech and RNP annual incentive programs) compared to certain pre-established individual goals, taking into consideration any key accomplishments outside of the set goals for the year. Final incentive payments for our NEOs participating in the annual incentive programs were determined based on Rentech’s and/or our (as applicable) performance compared to the set goals under the applicable programs, together with the individual assessments made by our Chief Executive Officer of the other NEOs. Messrs. Ramsbottom, Cohrs, Diesch and Ambrose received 2013 annual incentive payments equal to approximately 80%, 80%, 60% and 55% of their respective target bonuses based on the performance results described above (or 80%, 48%, 30% and 22% of their respective base salaries). For Messrs. Ramsbottom, Cohrs and Ambrose, these payments were determined based on the achievement of the formulaic goals set forth above for each NEO with no bonus adjustment based on individual assessment. Mr. Diesch’s bonus was determined based on the achievement of the formulaic goals set forth above and was adjusted upwards by 5% based on his individual assessment.

Sales Incentive Program

In light of the continued strong demand for experienced sales and marketing executives in the nitrogen fertilizer industry through 2013, we continued our use of a sales incentive program for Mr. Wallis similar to the program in which Mr. Wallis participated in fiscal year 2012, which linked his annual incentive opportunity with performance factors specifically designed to promote sales and marketing activities advancing sales objectives. We believe that a sales-based incentive program better ties Mr. Wallis’ variable compensation opportunity to his duties and responsibilities. Under the sales incentive program, Mr. Wallis was eligible to receive an incentive payment of up to 100% of his base salary based on the corresponding percentage (up to 100%) at which we attained our budgeted 2013 EBITDA, and Mr. Wallis received an actual incentive payment of $111,800 based on our EBITDA performance.

In addition to Mr. Wallis’ EBITDA-based incentive opportunity, Mr. Wallis was eligible to receive an additional payment of up to 50% of his base salary based on the attainment of the following scorecard of individual performance goals, determined and approved by Mr. Diesch, as well as Rentech’s Senior Vice President, Human Resources (parentheticals following the description of each goal provide guidelines indicating the approximate weight given to the attainment of each goal).

1.	Goal: Keep export sales of ammonium sulfate below 35% of total sales (10% weight).

Result: Goal attained. 80% of the sales were shipped to the North American market or markets where pricing exceeded the domestic net return to the plant.

2.	Goal: Generate $250,000 in incremental gross margin by purchasing and marketing additional sulfuric acid without causing plant curtailment (10% weight).

Result: Goal not attained. Target level was never achieved.

3.	Goal: Manage ammonium sulfate inventory to prevent a production curtailment (10% weight).

Result: Goal attained. Production of ammonium sulfate was never constrained due to lack of sales or inventory capacity. Production levels were maintained at the maximum allowable levels throughout the year.

4.	Goal: Achieve adjustments to marketing agreement for the Pasadena Facility (10% weight).

Result: Goal attained.

5.	Goal: Achieve adjustments to marketing agreement for the East Dubuque Facility (10% weight).

Result: Goal not attained.

Mr. Wallis received a payout under his non-EBITDA-based annual incentive at 30% of base salary based on attainment of approximately 60% of these performance objectives. Thus, Mr. Wallis earned a total 2013 annual incentive (combining his sales incentive payment and his individual performance incentive payment) of $176,300.

Long-Term Equity Incentive Awards

We believe that senior executives, including our NEOs, should have an ongoing stake in the success of their employer, including, in the case of the Shared NEOs, Rentech, in order to closely align their interests with those of our unitholders and, for our Shared NEOs, Rentech’s shareholders. We further believe that equity awards provide meaningful retention and performance incentives that appropriately encourage our executive officers, including our NEOs, to remain employed with us and, in the case of our Shared NEOs, with Rentech, and to put forth their best efforts and performance at all times. Accordingly, equity incentive awards have historically been a key component of Rentech’s and our compensation program, including during 2013, as these awards have served to align the interests of our NEOs with those of our unitholders and, in the case of our Shared NEOs, Rentech’s shareholders, and to incentivize our NEOs to work toward long-term growth. During 2013, Rentech granted equity awards to our Shared NEOs, excluding Mr. Diesch, under its 2009 Incentive Award Plan and we granted equity awards to all of our NEOs under our 2011 Long-Term Incentive Plan. Each of these plans is intended to provide incentives for a broad group of service providers, including employees (both NEOs and other employees), directors and consultants, in each case, who are critical to our success (and, in the case of our Shared NEOs, to the success of Rentech) and to the creation of unitholder/shareholder value. The CEO’s equity awards were above the median of the New 2013 Peer Group to help compensate for his below-median cash compensation levels in a way that promotes alignment of the CEO’s interests with those of shareholders.

During 2013, in order to promote the unit/share ownership, performance and retention goals described above, (i) Rentech granted equity awards to our Shared NEOs comprised of time-vesting restricted stock units (“RSUs”) and performance-vesting restricted stock units (“PSUs”), and (ii) we granted equity awards to all of our NEOs comprised of phantom units (“phantom units”) that are settled in our common units upon vesting and which entitle their holders to dividend and other distribution rights while the phantom units are outstanding (these equity awards are collectively referred to below as the “2013 Awards”). Each RSU, PSU and phantom unit confers upon its holder the right to receive one share of Rentech common stock (in the case of RSUs and PSUs) or one of our common units (in the case of phantom units) without payment of purchase price, thereby delivering the full grant-date value of the underlying shares or units, as well as any post-grant share or unit price appreciation. Awards were granted at the end of 2013 in order to allow the amounts to be calibrated to reflect total unitholder/shareholder return performance during the year and performance versus internal goals.

We note that, in respect of 2013 services, Rentech equity awards were granted only to our Shared NEOs, except for Mr. Diesch, and only in respect of services provided to Rentech. We include a discussion of these awards here in order to provide a comprehensive discussion of compensation decisions pertaining to our NEOs for the relevant year, but note that the full expense of the Rentech equity awards was borne by Rentech (and, similarly, the full expense of all Partnership equity awards, which are granted solely in respect of services provided to the Partnership, was borne by the Partnership, as reflected in the compensation tables below). Mr. Diesch did not receive a grant of Rentech equity awards in respect of 2013 services provided to Rentech.

Rentech RSUs and Partnership Phantom Units.

The Rentech RSUs and RNP phantom units granted as 2013 Awards vest in substantially equal, annual increments over a period of three years, subject to continued service through the applicable vesting date. RSUs and phantom units are tied to time-vesting requirements in order to provide a strong retention incentive to our NEOs through the applicable vesting period. Each RSU and phantom unit confers upon its holder the right to receive dividend equivalent payments for dividends declared over the portion of the vesting period during which such RSU and phantom unit is outstanding payable as and when dividends are paid to stockholders or unitholders, as applicable, without regard to the vested status of the award. Overall, our Shared NEOs received 2013 Awards with an aggregate value that was based 60% on the achievement of performance criteria, and 40% on the satisfaction of time-based vesting criteria, which we believe puts an emphasis on the importance of achieving shareholder return goals before our Shared NEOs’ awards are earned and paid.

Rentech PSUs.

The Rentech PSUs granted to our Shared NEOs as 2013 Awards require both continued service and the attainment of challenging total shareholder return (TSR) performance criteria as conditions to vesting, thereby providing both retention and enhanced performance incentives. Specifically, PSUs granted as 2013 Awards confer upon the Shared NEOs the right receive a number of stock-settled PSUs determined based on Rentech’s (TSR) over a three-year performance period beginning on December 14, 2013 (the “Vesting Commencement Date”). PSUs are subject to threshold vesting upon attainment of TSR of at least +25% during the performance period, and are forfeited if this threshold TSR level is not attained. Payout of PSUs at target level requires attainment of TSR of at least +50% within the three-year performance period. Each PSU also confers upon its holder the right to receive dividend equivalent payments for dividends declared over the portion of the performance period during which such PSU is outstanding, payable only if and when the underlying PSU vests. Rentech’s Compensation Committee determined to grant PSUs that vest based on Rentech’s TSR achievement because it believes that long-term TSR is a key measure of Rentech’s performance for its shareholders.

Pursuant to their respective PSU award agreements, each Shared NEO is eligible to earn a specified number of target PSUs, based on 100% attainment of the TSR goal and satisfaction of the continued service vesting conditions described below. Actual PSU payouts (if any) range from 0% to 175% of the target PSU levels depending on the actual level of TSR attained. For purposes of the PSUs, TSR is calculated as the per share increase in value equal to the sum of (i) Rentech’s per share stock price increase plus (ii) Rentech’s aggregate per share dividends, in each case, over the performance period (or relevant portion thereof), with stock price generally calculated as the trailing thirty trading-day stock price average through the date on which TSR is measured.

Generally, one-third of the target PSUs are eligible to vest on each of the first three anniversaries of the Vesting Commencement Date based on Rentech’s per share TSR (and the executive’s continued service) through the applicable anniversary (each such anniversary, a “measurement date”). The number of PSUs that vests on the applicable measurement date is determined based on the increase in Rentech’s stock price over the one-year, two-year or three-year period, as applicable, following the Vesting Commencement Date. Any PSUs that are not earned on the one-year or two-year anniversary of the Vesting Commencement Date remain eligible to vest on the third anniversary of the grant date based on the increase in per share TSR over the full three-year performance period, as demonstrated by the chart below.

Rentech’s Compensation Committee believes that this vesting structure emphasizes long-term stock TSR performance without penalizing our Shared NEOs if short-term stock performance is below target levels.

The number of PSUs that actually vest on each of the first, second and third anniversaries of the Vesting Commencement Date is determined based on the increase of Rentech’s per share TSR from the date of grant through the applicable measurement date. The table below sets forth the percentage of target PSUs that will vest and be distributed upon Rentech’s attainment of per share TSR at threshold, target and maximum levels (e.g., upon the increase of Rentech’s per share TSR by 25%, 50% and 100%, respectively, through the applicable measurement date).

Achievement Level	TSR Increase Through the Applicable Measurement Date (%)	Percent of Target PSUs That Actually Vest
Maximum	100% or more	175%

Between Target and Maximum	More than 50% and less than 100%	Between 100% and 175% (determined pro rata based on the percentage of actual TSR increase)

Target	50%	100%

Between Threshold and Target	More than 25% and less than 50%	Between 50% and 100% (determined pro rata based on the percentage of actual TSR increase)

Threshold	25%	50%

Below Threshold	Less than 25%	0%

As indicated above, Rentech must achieve an increase in per share TSR of at least 25% through the applicable measurement date (the “threshold” level) in order for any PSUs to vest on such date. Upon Rentech’s achievement of per share TSR at the threshold, target or maximum level (e.g., an increase in per share TSR of 25%, 50% and 100%, respectively, through the applicable measurement date), the number of PSUs that will vest on the applicable measurement date equals 50%, 100% or 175%, respectively, of the target PSUs eligible to vest on such date. If Rentech achieves an increase in per share TSR between these specified achievement levels, the number of PSUs that will vest on the applicable measurement date is determined pro rata based on the actual increase in TSR achieved within the range of applicable achievement levels. For example, if Rentech achieves an increase in per share TSR of 25% as of an applicable measurement date, the number of PSUs that will vest equals (a) one-third of the target PSUs multiplied by (b) 50%. If Rentech instead achieves an increase in per share TSR between 25% and 50% as of an applicable measurement date, the number of PSUs that will vest equals (a) one-third of the target PSUs multiplied by (b) a percentage ranging from 50% to 100% (with such percentage determined pro rata based on the actual increase in TSR as of the applicable measurement date).

PSUs will be paid to our Shared NEOs in shares of Rentech’s stock as and when they are earned and vest, subject to the executive’s continued service through the applicable measurement date. Dividend equivalents that become payable with respect to earned and vested PSUs will generally be paid in cash upon or shortly after vesting of the underlying PSU to which such dividend equivalents relate (only if and when the underlying PSU ultimately vests).The 2013 Awards are subject to accelerated vesting only in connection with certain qualifying terminations of employment in connection with a change in control and in the case of death or disability (as described under “—Potential Payments upon Termination or Change-in-Control” below). We believe that the applicable vesting periods provide an important retention incentive, while accelerated vesting (where appropriate) protects executives against forfeiture of their awards in appropriate circumstances and aligns management’s incentives more closely with the interests of our unitholders.

2013 Awards Table

In determining appropriate levels of equity grants for the 2013 Awards, we considered, among other things, the role(s) and responsibilities of each NEO and the perceived need to reward and retain the NEO. The following table sets forth the 2013 Awards that we and Rentech granted to our NEOs during 2013:

Officer	Grant Date	Rentech Restricted Stock Units (RSUs)	Rentech Performance Stock Units (PSUs)(1)	Partnership Phantom Units
D. Hunt Ramsbottom	12/18/13	143,713	510,638	13,945
Dan J. Cohrs	12/18/13	77,844	276,596	7,554
John H. Diesch	12/18/13	—	—	23,242
John A. Ambrose	12/18/13	—	—	4,067
Marc E. Wallis	12/18/13	—	—	4,067

(1)	Performance units reflect target amounts.

Severance Benefits

We believe that vulnerability to termination of employment at the senior executive level, both within and outside of the change in control context, creates concern and uncertainty for our NEOs that is appropriately addressed by providing severance protections which enable and encourage these executives to focus their attention on their work duties and responsibilities in all situations. We operate in a highly volatile and acquisitive industry that heightens this vulnerability in the change-in-control context. Accordingly, in order to attract and retain our key managerial talent, Rentech (in the case of our Shared NEOs) and our general partner (in the case of our Non-Shared NEOs) are parties to employment agreements with our NEOs which provide for specified severance payments and benefits in connection with certain qualifying terminations of employment. Rentech was a party to Mr. Diesch’s employment agreement through December 30, 2013. In connection with Mr. Diesch’s termination as an officer and employee of Rentech on December 30, 2013, Mr. Diesch’s employment agreement was assigned to RNP and is described below. The principles underlying the various components of these agreements are discussed in this section. For a description of the specific terms and conditions of each agreement, see “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “—Potential Payments upon Termination or Change-in-Control” below.

Shared NEOs

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

In addition, if our Shared NEOs are involuntarily terminated (without cause, for good reason or due to non-renewal) in connection with a change in control, these NEOs are entitled to receive their cash severance in a lump-sum and are further eligible for a severance enhancement equal to the amounts by which their respective prior-year bonuses exceed their then-current target bonuses (in the case of Mr. Ramsbottom, payment of this enhanced bonus, if applicable, would be in lieu of one year of salary payments, such that Mr. Ramsbottom would receive two years of salary payment plus the amount of his prior-year bonus instead of three years of salary). We believe that the lump-sum payment is appropriate to limit the NEOs’ exposure to any credit risk associated with new owners/management and that the potential enhancement provides an appropriate additional incentive to focus on the best interests of the shareholders in the context of a potential transaction. These NEOs are also entitled to a tax gross-up payment in the event that any “golden parachute” excise taxes are imposed on them under Section 280G of the Internal Revenue Code in connection with a transaction. The gross-up payments are provided under employment agreements that were not amended or entered into during 2013, and are intended to counter any disincentive the NEOs may have to consummate a beneficial transaction as a result of the potential imposition of these golden parachute excise taxes.

Non-Shared NEOs

Under their employment agreements, Messrs. Diesch, Ambrose and Wallis are entitled to severance payments and benefits upon an involuntary termination without “cause” or for “good reason” (each as defined in the applicable employment agreement). These severance benefits are comprised of continuation salary payments for one year and payment of the executive’s target bonus for the year, in addition to up to eighteen months (in the case of Mr. Diesch) or one year (in the case of the other Non-Shared NEOs) of subsidized healthcare premiums. In the case of an involuntary termination of employment in connection with our non-renewal of the applicable agreement, Messrs. Diesch, Ambrose and Wallis are entitled to a reduced severance consisting of only the salary continuation described above (but not payment of the target bonus or subsidized healthcare continuation) and, at our discretion, an annual bonus for the fiscal year preceding the non-renewal.

In addition, if Mr. Diesch is involuntarily terminated (without cause, for good reason or due to non-renewal) in connection with a change in control, he is entitled to receive his cash severance in a lump-sum and is further eligible for a severance enhancement equal to the amounts by which his prior-year bonus exceeds his then-current target bonus. Mr. Diesch is also entitled to a tax gross-up payment in the event that any “golden parachute” excise taxes are imposed on him under Section 280G of the Internal Revenue Code in connection with a transaction. The gross-up payment is provided under the employment agreement that Mr. Diesch originally entered into with Rentech in 2009 and which was not materially amended or entered into during 2013, and is intended to counter any disincentive that he may have to consummate a beneficial transaction as a result of the potential imposition of these golden parachute excise taxes.

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

Messrs. Ramsbottom and Cohrs receive reimbursement of certain financial advisor costs, and these executives, as well as Messrs. Diesch and Ambrose, also receive a monthly car allowance. Mr. Wallis has access to a company-provided car intended primarily for business use, but Mr. Wallis may make use of this car for certain personal matters as well. While we believe that these benefits are appropriate and commensurate with these NEOs’ positions, we do not generally view perquisites or other personal benefits as a material component of our executive compensation program. In the future, we may provide additional or different perquisites or other personal benefits in limited circumstances, such as where we believe doing so is appropriate to assist an individual in the performance of his or her duties, to make our executive officers more efficient and effective, and for recruitment, motivation and/or retention purposes.

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

Under their employment agreements with Rentech or, in the case of Mr. Diesch, RNP, Messrs. Ramsbottom, Cohrs and Diesch are entitled to gross-up payments in the event that any excise taxes are imposed on them. Rentech has historically provided these protections to its senior executives (including, at the time such employment agreements were entered into, Mr. Diesch) to ensure that they will be properly incentivized in the event of a potential change in control of Rentech to maximize shareholder value in a transaction while minimizing concern for potential consequences of the transaction to these executives. The need for such protection is enhanced by Rentech’s and our emphasis on performance-based equity compensation, which has higher values if accelerated in connection with a successful change in control transaction than if the equity compensation awards had been time-vested. We have committed not to provide any new tax gross-up rights to any executives that do not currently have such protection.

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

Michael F. Ray

D. Hunt Ramsbottom

Halbert S. Washburn

Compensation Committee Interlocks and Insider Participation

During fiscal year 2013, the following individuals served as members of Rentech’s Compensation Committee: Michael S. Burke, Halbert S. Washburn, and Edward M. Stern. None of these individuals has ever served as an officer or employee of Rentech or any of its subsidiaries (including our general partner). No executive officer of Rentech or us has served as a director or member of the compensation committee of another entity at which an executive officer of such entity is also a director of Rentech.

Summary Compensation Table

We and our general partner were formed in July 2011. On February 1, 2012, we changed our fiscal year-end from September 30 to December 31 to coincide with the end of the calendar year. The following table summarizes the compensation that was attributable to services performed for us during the calendar years ending December 31, 2013 and 2012 and the three months ended December 31, 2011, or the Transition Period (under the heading “3 Mo 2011”), and the fiscal year ended September 30, 2011 for each of our NEOs.

With respect to our Shared NEOs (including Mr. Diesch for the period during which he served as such), the non-equity amounts contained in the summary compensation table reflect the portion of these NEOs’ total compensation paid by Rentech that we estimate was attributable to services performed by these NEOs for us during the relevant period, calculated by multiplying each amount by a good faith estimate of the percentage of time such NEO dedicated to such services for us. The estimated percentage of time allocable to us for Messrs. Ramsbottom, Cohrs and Diesch are 48%, 35% and 79% respectively, during calendar year 2013 (or, for Mr. Diesch, the portion thereof during which he served as a Shared NEO), and the estimated percentage of time allocable to us for Messrs. Ramsbottom and Cohrs are (i) 50% and 37%, respectively, during the calendar year 2012, (ii) 53% and 45%, respectively, during the Transition Period, and (iii) 20% and 20%, respectively, during fiscal year 2011. Our Non-Shared NEOs devoted substantially all of their business time to us during the relevant periods.

During the Transition Period, all of our NEOs received Rentech equity incentive awards for services provided to us and Rentech and, in connection with our IPO, received Partnership equity incentive awards for services to us. Beginning in 2012, Messrs. Ambrose and Wallis received only Partnership equity awards, while our Shared NEOs received both Rentech equity awards (for service to Rentech) and Partnership equity incentive awards (for service to us). Beginning in 2013, Mr. Diesch received only Partnership equity awards. Accordingly, during the Transition Period, with respect to which the cost of Rentech equity awards (including Rentech RSUs and PSUs) was allocated over both Rentech and us for Shared NEOs, Rentech equity awards are included in the tables below. For tables (or portions thereof) specific to 2013 and 2012 compensation, only the values of Partnership equity awards are included, as no portion of any 2013 or 2012 Rentech equity awards were paid in respect of services to us in these periods.

The values of both 2013 and 2012 Rentech equity awards and cash compensation paid to our Shared NEOs and Mr. Diesch by, and allocated to, Rentech, are disclosed in the footnotes to the tables.

Name and Principal Position	Year (1)	Salary ($)	Stock Awards ($) (2)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
D. Hunt Ramsbottom (5) Chief Executive Officer	CY2013	264,000	239,993	—	211,200	161,475	876,668
	CY2012	248,600	210,000	—	466,125	194,877	1,119,602
	3 Mo 2011	61,701	1,830,757	—	—	2,188	1,894,646
	FY2011	86,950	48,357	91,452	44,000	8,648	279,407
Dan J. Cohrs, (6) Chief Financial Officer	CY2013	157,500	130,004	—	75,600	86,824	449,928
	CY2012	157,833	90,000	—	177,562	119,369	544,764
	3 Mo 2011	44,946	1,000,651	—	—	1,424	1,047,021
	FY2011	74,775	28,445	53,795	22,650	8,105	187,770
John H. Diesch, President	CY2013	256,750	399,995	—	77,025	78,782	812,552
John A. Ambrose, Chief Operating Officer	CY2013	250,000	69,993	—	55,000	56,852	431,845
	CY2012	217,661	105,000	—	153,450	85,881	561,992
	3 Mo 2011	49,719	552,644	—	—	3,753	606,116
	FY2011	181,127	21,334	40,346	87,780	13,855	344,442
Marc E. Wallis, Senior Vice President of Sales and Marketing	CY2013	215,000	69,993	—	176,300	33,784	495,077
	CY2012	195,615	70,013	—	342,300	58,195	666,123
	3 Mo 2011	46,313	415,443	—	—	1,050	462,806
	FY2011	164,416	7,112	13,449	220,500	8,354	413,831

(1)	“3 Mo 2011” refers to the three-month Transition Period from October 1, 2011 through December 31, 2011.
(2)	Amounts disclosed for CY 2013 reflect the full grant-date fair value of 2013 Partnership phantom unit awards granted to our NEOs. In addition to the reported Partnership awards, Mr. Ramsbottom received 2013 Rentech stock awards with full grant-date fair values of $961,702. Mr. Cohrs received 2013 Rentech stock awards with full grant-date fair values of $520,922. Amounts disclosed for periods prior to CY2012 reflect the full grant-date fair value of RSU and phantom unit awards granted to our NEOs (pro-rated with respect to Rentech stock awards for Messrs. Ramsbottom and Cohrs as described in Notes 6 and 7 below). All equity award values described in this Note have been computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. There can be no assurance that unvested awards will vest (and, absent vesting, no value will be realized by the executive for the unvested award). The Partnership provides information regarding the assumptions used to calculate the value of all Partnership unit awards made to executive officers in Note 11 to its consolidated financial statements included in Part II—Item 8 “Financial Statements and Supplementary Data” in this Annual Report. Rentech provides information regarding the assumptions used to calculate the value of all Rentech stock awards made to executive officers in Note 19 to its consolidated financial statements included in Part II—Item 8 “Financial Statements and Supplementary Data” in Rentech’s Form 10-K, filed March 17, 2014.
(3)	Each of our Shared NEOs (excluding Mr. Diesch) participated in the Rentech annual incentive program and each of our Non-Shared NEOs (including Mr. Diesch, but excluding Mr. Wallis) participated in the RNP annual incentive program during 2013 and each such NEO received an annual incentive award based on the achievement of certain financial and other performance criteria and determined by reference to target bonuses as set forth in their respective employment agreements. Mr. Wallis participated in our sales incentive program and received an annual incentive award based on the attainment of sales and marketing goals. For 2013, the amount of compensation payable under the annual and sales incentive programs was determined (i) for Messrs. Ramsbottom, Cohrs, Diesch and Ambrose at approximately 80%, 80%, 60% and 55% of their respective target levels (or 80%,48%,30% and 22% of their respective base salaries) and (ii) for Mr. Wallis in an amount equal to approximately 82% of his base salary. For Messrs. Ramsbottom, Cohrs and Diesch, disclosed amounts were pro-rated as described in Notes 5, 6 and 7 below – the full amounts of their 2013 incentive awards (including the portions reported in the table) were $440,000, $216,000 and $97,500, respectively. For a description of the annual incentive programs in which our NEOs participated during 2013, please see “—Annual Incentive Compensation” above.

(4)	Amounts under the “All Other Compensation” column for the year ended December 31, 2013 consist of (i) 401(k) matching contributions for Messrs. Ramsbottom, Cohrs, Diesch, Ambrose and Wallis of $5,261, $6,256, $11,035, $9,844 and $8,869, respectively, (ii) perquisites consisting of company-paid auto allowances, financial and tax planning benefits and long-term disability insurance, (iii) payments made to Messrs. Ramsbottom, Cohrs, Diesch, Ambrose and Wallis of $73,017, $26,455, $28,519, $6,349 and $2,419, respectively, with respect to their earned PSUs as a result of Rentech’s declaration of a special cash distribution in December 2012, and (iv) payments made to Messrs. Ramsbottom, Cohrs, Diesch, Ambrose and Wallis of $65,843, $42,278, $29,222, $27,993 and $20,766, respectively, with respect to their outstanding phantom units as a result of our declaration of cash distributions. For Messrs. Ramsbottom, Cohrs and Diesch, disclosed amounts (in both the table above and the Perquisites table below) were pro-rated as described in Notes 5, 6 and 7 below – the full amounts of their 2013 “All Other Compensation” (including the portions reported in the table) were $265,074, $169,549 and $91,957, respectively. The following table identifies and quantifies these perquisites for the calendar year 2013.

Perquisites

Name	Auto Allowance		Long- Term Disability	Supplemental Life Insurance	Financial and Tax Planning	Tax Gross-up Payment	Total
D. Hunt Ramsbottom	6,912		202	118	10,122	—	17,354
Dan J. Cohrs	4,200		147	86	7,402	—	11,835
John H. Diesch	9,480		332	194	—	—	10,006
John A. Ambrose	12,000		420	246	—	—	12,666
Marc E. Wallis	1,064	(A)	420	246	—	—	1,730

(A)	Represents the value of personal usage of a company-provided vehicle determined by multiplying 20% (the percentage of time that we estimate Mr. Wallis used the vehicle for personal purposes) by $5,320 (the total company costs associated with the vehicle).
(5)	We estimate that Mr. Ramsbottom dedicated approximately 48%, 50% and 53% of his work time to our business and affairs during calendar years 2013 and 2012, and the Transition Period, respectively, and, accordingly, the compensation figures attributable to Mr. Ramsbottom in this Summary Compensation Table reflect 48%, 50% and 53% of his total compensation for each category, except that 100% of the grant-date fair value of the Partnership phantom units is included in the “Stock Awards” column because the Partnership phantom units were made in respect of services performed solely for us. Mr. Ramsbottom’s “Total Compensation” for calendar years 2013 and 2012, the Transition Period and the fiscal year 2011, including amounts paid for services provided to Rentech and its affiliates, equaled $2,473,791, $3,115,429, $3,031,889 and $1,397,035, respectively.
(6)	We estimate that Mr. Cohrs dedicated approximately 35%, 37% and 45% of his work time to our business and affairs during calendar years 2013 and 2012, and the Transition Period, respectively, and, accordingly, the compensation figures attributable to Mr. Cohrs in this Summary Compensation Table reflect 35%, 37% and 45% of his total compensation for each category, except that 100% of the grant-date fair value of the Partnership phantom units is included in the “Stock Awards” column because the Partnership phantom units were made in respect of services performed solely for us. Mr. Cohrs’ “Total Compensation” for calendar years 2013 and 2012, the Transition Period and the fiscal year 2011, including amounts paid for services provided to Rentech and its affiliates, equaled $1,495,694, $1,707,087, $1,805,916 and $938,854, respectively.
(7)	We estimate that Mr. Diesch dedicated approximately 79% of his work time to our business and affairs during calendar year 2013 (based on his role as a Shared NEO through December 30, 2013 and as a Non-Shared NEO for the remainder of 2013), and, accordingly, the compensation figures attributable to Mr. Diesch in this Summary Compensation Table reflect 79% of his total compensation for each category, except that 100% of the grant-date fair value of the Partnership phantom units is included in the “Stock Awards” column because the Partnership phantom units were made in respect of services performed solely for us. Mr. Diesch’s “Total Compensation” for calendar year 2013, including amounts paid for services provided to Rentech and its affiliates, equaled $914,452.

Grants of Plan-Based Awards

The following table sets forth information with respect to the NEOs concerning the grant of plan-based awards from the Partnership’s plan during the calendar year 2013. With respect to our Shared NEOs (including Mr. Diesch), the non-equity incentive amounts set forth below reflect the portion of these NEOs’ plan-based awards that we estimate was attributable to services performed by these NEOs for us during the calendar year 2013, calculated in the same manner as amounts disclosed for these Shared NEOs and Mr. Diesch in the Summary Compensation Table. As noted above, during 2013, Partnership equity awards granted to our NEOs (including our Shared NEOs) were made entirely in respect of services (and were thus allocated in their entirety) to the Partnership, and Rentech equity awards (granted only to our Shared NEOs) were made entirely in respect of services (and were thus allocated in their entirety) to Rentech – accordingly, the table below does not include 2013 grants of Rentech equity awards; however, the value of 2013 Rentech equity awards granted to our Shared NEOs is disclosed in the notes to the table.

Name		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock		All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)(1)		Options (#)(1)	Awards ($/Sh)	Awards ($)(1)
D. Hunt Ramsbottom	12/18/2013	—	—	—	—	—	—	13,945	(2)	—	—	$239,993
	2013 Annual Non-Equity Incentive	$—	$264,000	$528,000	—	—	—	—		—	—	—
Dan J. Cohrs	12/18/2013	—	—	—	—	—	—	7,554	(2)	—	—	$130,004
	2013 Annual Non- Equity Incentive	$—	$94,500	$189,000	—	—	—	—		—	—	—
John H. Diesch	12/18/2013	—	—	—	—	—	—	23,242	(2)	—	—	$399,995
	2013 Annual Non- Equity Incentive	$—	$128,375	$256,750	—	—	—	—		—	—	—
John A. Ambrose	12/18/2013	—	—	—	—	—	—	4,067	(2)	—	—	$69,993
	2013 Annual Non- Equity Incentive	$—	$100,000	$200,000	—	—	—	—		—	—	—
Marc E. Wallis	12/18/2013	—	—	—	—	—	—	4,067	(2)	—	—	$69,993
	2013 Annual Non- Equity Incentive	$—	$215,000	$322,500	—	—	—	—		—	—	—

(1)	All of our equity grant awards were made under the Rentech Nitrogen Partners, L.P. 2011 Long-Term Incentive Plan. In addition to the awards disclosed in this table, Messrs. Ramsbottom and Cohrs received 2013 grants of equity incentive awards from Rentech in respect of services provided to Rentech with grant-date fair values of $961,702 and $520,922, respectively, which are disclosed in the 2013 Awards Table. Amounts disclosed in the table reflect the full grant date fair value of Partnership phantom units granted during fiscal year 2013, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the fair value of all compensatory equity awards made to executive officers in Note 10 to our consolidated financial statements in Part II—Item 8 “Financial Statements and Supplementary Data” included in this report. There can be no assurance that awards will vest (and, absent vesting no value will be realized by the executive for the unvested award), or that the value upon vesting will approximate the aggregate grant date fair value determined under ASC Topic 718.
(2)	These Partnership phantom units were granted on December 18, 2013 and vest in three substantially equal installments on December 14, 2014, 2015 and 2016, subject to the executive’s continued employment through the applicable vesting date and accelerated vesting (i) upon the executive’s termination of employment by the employer without cause or by the executive for good reason, in either case, in connection with a change of control of the Partnership or (ii) upon the executive’s death or disability.

Narrative Disclosure to Summary Compensation Table

and Grants of Plan-Based Awards Table

Employment Agreements with Shared NEOs

Messrs. Ramsbottom and Cohrs are parties to employment agreements with Rentech that expire on December 31, 2014 and October 22, 2014, respectively, subject in each case to automatic one-year renewals absent 90-days’ advance notice from either party to the contrary. Under these employment agreements, Messrs. Ramsbottom and Cohrs are entitled, respectively, to (i) base salaries which, effective as of January 13, 2014, were $650,000 and $464,000, and (ii) annual incentive bonuses targeted at 100% and 60% of applicable base salary (with actual bonus eligibility for each executive ranging from zero to twice the applicable target).

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

Employment Agreements with Non-Shared NEOs

Rentech was a party to Mr. Diesch’s employment agreement through December 30, 2013. In connection with Mr. Diesch’s termination as an officer and employee of Rentech on December 30, 2013, Mr. Diesch’s employment agreement was assigned to RNP. Accordingly, Messrs. Diesch, Ambrose and Wallis are parties to employment agreements with our general partner that expire on November 3, 2014, October 15, 2014 and October 16, 2014, respectively, subject to automatic one-year renewals absent 30-days’ (or, in the case of Mr. Diesch, 90 days’) advance notice from either party to the contrary. Under their employment agreements, Messrs. Diesch, Ambrose and Wallis receive annual base salaries which, effective as of January 13, 2014, were $335,000, $258,000 and $222,000, respectively. In addition, these agreements provide that Messrs. Diesch and Ambrose will be eligible to receive annual cash bonuses targeted at 50% and 40% of base salary, respectively (and capped at 100% and 80% of base salary, respectively), while Mr. Wallis will be eligible to receive a non-targeted annual bonus of up to 150% of base salary, in each case, based on the attainment of performance criteria established by our general partner’s board of directors.

Under their employment agreements, our Non-Shared NEOs are entitled to severance upon a termination of employment without “cause” or for “good reason” (each as defined in the applicable agreement) consisting of (i) one year of base salary continuation, (ii) payment of the executive’s target bonus for the year in which termination occurs (or, in the case of Mr. Wallis who does not have a target bonus, payment of an additional amount equal to 100% of his base salary), and (iii) up to eighteen months (in the case of Mr. Diesch) or twelve months (in the case of Messrs. Ambrose and Wallis) of subsidized healthcare premiums. In addition, if our general partner elects not to renew the employment term, the affected executive is entitled to a reduced severance consisting solely of one year of base salary continuation.

Under the terms of their employment agreements, our Non-Shared NEOs are eligible to participate in our customary retirement, health, welfare, disability and other benefit plans. In addition, the employment agreements contain customary non-solicitation (and, in the case of Messrs. Ambrose and Wallis, non-competition) covenants effective during employment and for one year following termination.

Outstanding Equity Awards at December 31, 2013

The following table sets forth information with respect to the NEOs detailing outstanding equity awards from Rentech and the Partnership as of December 31, 2013. With respect to our Shared NEOs (including Mr. Diesch), the amounts set forth below reflect the total number of each NEO’s outstanding equity awards as of December 31, 2013 rather than an allocation based on the estimated percentage of time each Shared NEO dedicated to services for the Partnership or based on the entity issuing the award due to the fact that outstanding awards include prior year awards, part of which were allocable to services provided to the Partnership. In addition to the vesting schedules described for each outstanding award in the notes to this table, certain awards may be eligible for accelerated vesting in certain circumstances (for a discussion of accelerated equity vesting, see “—Potential Payments upon Termination or Change-in-Control” below).

	Option Awards					Stock Awards
			Equity					Equity
			Incentive					Incentive	Equity Incentive
			Plan Awards:				Market	Plan Awards:	Plan Awards:
	Number of	Number of	Number of			Number	Value	Number of	Market or
	Securities	Securities	Securities			of Units or	of Units or	Unearned	Payout
	Underlying	Underlying	Underlying			Shares of	Shares of	Shares, Units	Value of Unearned
	Unexercised	Unexercised	Unexercised	Option		Stock	Stock	or	Shares, Units or
	Options	Options	Unearned	Exercise	Option	that have not	that have not	Other Rights	Other Rights
	(#)	(#)	Options	Price	Expiration	Vested	Vested	that have not	that have not
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($) (1)	Vested (#)	Vested ($)(1)	Notes
D. Hunt Ramsbottom	268,773	—	—	$3.87	7/13/2016	—	—	—	—	(2)
	752,567	—	—	$0.89	10/4/2020	—	—	—	—	(3)
	—	—	—	—	—	—	—	1,000,000	$1,750,000	(4)
	—	—	—	—	—	145,033	$253,808	—	—	(5)
	—	—	—	—	—	133,959	$234,428	—	—	(6)
	—	—	—	—	—	11,091	$195,202	—	—	(7)
	—	—	—	—	—	49,296	$86,268	—	—	(8)
	—	—	—	—	—	—	—	193,676	$338,933	(9)
	—	—	—	—	—	3,733	$65,701	—	—	(10)
	—	—	—	—	—	143,713	$251,498	—	—	(11)
	—	—	—	—	—	—	—	255,319	$446,808	(12)
	—	—	—	—	—	13,945	$245,432	—	—	(13)
Dan J. Cohrs	442,687	—	—	$0.89	10/4/2020	—	—	—	—	(3)
	—	—	—	—	—	—	—	700,000	$1,225,000	(4)
	—	—	—	—	—	100,944	$176,652	—	—	(5)
	—	—	—	—	—	65,312	$114,296	—	—	(6)
	—	—	—	—	—	7,720	$135,872	—	—	(7)
	—	—	—	—	—	21,127	$36,972	—	—	(8)
	—	—	—	—	—	—	—	83,004	$145,257	(9)
	—	—	—	—	—	1,600	$28,160	—	—	(10)
	—	—	—	—	—	77,844	$136,227	—	—	(11)
	—	—	—	—	—	—	—	138,298	$242,022	(12)
	—	—	—	—	—	7,554	$132,950	—	—	(13)
John H. Diesch	177,075	—	—	$3.87	7/13/2016	—	—	—	—	(2)
	43,003	—	—	$0.89	10/4/2020	—	—	—	—	(3)
	—	—	—	—	—	—	—	300,000	$525,000	(4)
	—	—	—	—	—	64,926	$113,621	—	—	(5)
	—	—	—	—	—	31,666	$55,416	—	—	(6)
	—	—	—	—	—	4,965	$87,384	—	—	(7)
	—	—	—	—	—	21,127	$36,972	—	—	(8)
	—	—	—	—	—	—	—	83,004	$145,257	(9)
	—	—	—	—	—	1,600	$28,160	—	—	(10)
	—	—	—	—	—	23,242	$409,059	—	—	(13)
John A. Ambrose	22,134	—	—	$0.89	10/4/2020	—	—	—	—	(3)
	—	—	—	—	—	48,664	$85,162	—	—	(5)
	—	—	—	—	—	5,487	$9,602	—	—	(6)
	—	—	—	—	—	3,722	$65,507	—	—	(7)
	—	—	—	—	—	1,867	$32,859	—	—	(10)
	—	—	—	—	—	4,067	$71,579	—	—	(13)
	—	—	—	—	—	832	$14,643	—	—	(14)
Marc E. Wallis	22,134	—	—	$0.89	10/4/2020	—	—	—	—	(3)
	—	—	—	—	—	41,176	$72,058	—	—	(5)
	—	—	—	—	—	2,090	$3,658	—	—	(6)
	—	—	—	—	—	3,149	$55,422	—	—	(7)
	—	—	—	—	—	1,245	$21,912	—	—	(10)
	—	—	—	—	—	4,067	$71,579	—	—	(13)
	—	—	—	—	—	316	$5,562	—	—	(14)

(1)	Rentech equity award values were calculated based on the $1.75 closing price of Rentech’s common stock on December 31, 2013. The Partnership’s phantom unit award values were calculated based on the $17.60 closing price of the Partnership’s common units on December 31, 2013.
(2)	Represents a stock option award granted on July 14, 2006 that vested in three equal annual installments on each of July 14, 2007, 2008 and 2009.
(3)	Represents Rentech stock options granted on October 4, 2010 that vested in three equal annual installments on each of October 4, 2011, 2012 and 2013.
(4)	Represents Rentech RSUs granted on November 17, 2009 that are eligible to vest upon the attainment of milestones related to the development, construction and operation of Rentech’s Rialto Project or another comparable project designated by Rentech’s Compensation Committee. Subject to the executive’s continued employment through the applicable vesting date, sixty percent (60%) of the shares underlying each RSU award will vest upon the closing of financing for the project, twenty percent (20%) of the shares underlying each RSU award will vest upon completion of construction and initial operation of the project facility and twenty percent (20%) of the shares underlying each RSU award will vest upon sustained operation of the project facility (these RSUs are referred to below as the 2009 Performance-Vest RSUs).

(5)	Represents Rentech RSUs granted on December 13, 2011, which vested in one-third installments on November 9, 2012 and 2013, and the remaining unvested one-third of which will vest on November 9, 2014, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the 2011 IPO RSUs).
(6)	Represents Rentech RSUs granted on December 13, 2011, which vested in one-third installments on October 12, 2012 and 2013, and the remaining unvested one-third of which will vest on October 12, 2014, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the 2011 Time-Vest RSUs).
(7)	Represents the Partnership’s phantom units granted on December 13, 2011, which vested in one-third installments on November 9, 2012 and 2013, and the remaining unvested one-third of which will vest on November 9, 2014, subject to the executive’s continued employment through the applicable vesting date (these units are referred to below as the 2011 IPO Units).
(8)	Represents Rentech RSUs granted on December 14, 2012, which vested as to one-third on December 14, 2013, and the remaining unvested two-thirds of which will vest in two substantially equal annual installments on December 14, 2014 and 2015, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the 2012 RSUs).
(9)	Represents Rentech PSUs granted on December 14, 2012, vesting on each of the first three anniversaries of the grant date based on the level of total shareholder return over the average fair market value for the thirty trading-day period through the grant date, subject to the executive’s continued employment through the applicable vesting date (these PSUs are referred to below as the 2012 PSUs).
(10)	Represents the Partnership’s phantom units granted on December 14, 2012, which vested as to one-third on December 14, 2013, and the remaining unvested two-thirds of which will vest in two substantially equal annual installments on December 14, 2014 and 2015, subject to the executive’s continued employment through the applicable vesting date (these units are referred to below as the 2012 Phantom Units).
(11)	Represents Rentech RSUs granted on December 18, 2013, vesting in three substantially equal annual installments on December 14, 2014, 2015 and 2016, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the 2013 RSUs).
(12)	Represents Rentech PSUs granted on December 18, 2013, vesting on each of the first three anniversaries of December 14, 2013 based on the level of total shareholder return over the average fair market value for the thirty trading-day period through the grant date, subject to the executive’s continued employment through the applicable vesting date, as described in more detail in “—Long-Term Equity Incentive Awards” above (these PSUs are referred to below as the 2013 PSUs).
(13)	Represents the Partnership’s phantom units granted on December 18, 2013, vesting in three substantially equal installments on December 14, 2014, 2015 and 2016, subject to the executive’s continued employment through the applicable vesting date (these units are referred to below as the 2013 Phantom Units).
(14)	Represents the Partnership’s phantom units granted on December 13, 2011, which vested in one-third installments on October 12, 2012 and 2013, and the remaining unvested one-third of which will vest on October 12, 2014, subject to the executive’s continued employment through the applicable vesting date (these units are referred to below as the 2011 Time-Vest Units).

Option Exercises, Stock Vested and Units Vested

The following table sets forth information with respect to the NEOs concerning the option exercises and stock vested under Rentech’s equity plan(s) and the phantom units vested under the Partnership’s plan during the calendar year 2013. With respect to our Shared NEOs, the amounts set forth below reflect the total number of each NEO’s equity awards rather than an allocation based on the estimated percentage of time each Shared NEO dedicated to services for us due to the fact that awards exercised and/or vested include prior year awards, portions of which were allocable to services provided to the Partnership.

	Stock Awards		Unit Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
D. Hunt Ramsbottom	1,204,263	$3,228,646	12,958	$249,780
Dan J. Cohrs	633,456	$1,666,794	8,519	$165,056
John H. Diesch	320,687	$824,867	5,765	$111,187
John A. Ambrose	96,388	$214,569	5,485	$112,903
Marc E. Wallis	58,939	$119,124	4,088	$81,579

(1)	Amounts shown are based on the fair market value of Rentech’s common stock on the applicable vesting date.
(2)	Amounts shown are based on the fair market value of the Partnership’s common units on the applicable vesting date.

Potential Payments upon Termination or Change-in-Control

Our NEOs are entitled to certain payments and benefits upon qualifying terminations of employment, and in certain cases, upon a change in control. The following discussion describes the terms and conditions of these payments and benefits and the circumstances in which they will be paid or provided, in each case, assuming the relevant event(s) occurred on December 31, 2013. All severance payments are conditioned upon the executive’s execution of a general release of claims against the employer.

For purposes of the following discussion, “change in control” refers to a change in control of Rentech or the Partnership, as follows: with respect to (i) the severance payments and benefits provided to our Shared NEOs pursuant to their respective employment agreements, (ii) the 2011 Time-Vest RSUs, (iii) the 2011 IPO RSUs, and (iv) the 2009 Performance-Vest RSUs, a change in control refers to a change in control of Rentech. With respect to (a) the severance payments and benefits provided to our Non-Shared NEOs (including Mr. Diesch) pursuant to their respective employment agreements, (b) the 2013 Phantom Units, (c) the 2012 Phantom Units and (d) the 2011 IPO Units, a change in control refers to a change in control of the Partnership. Note that 2012 and 2013 Rentech equity awards are not included here or in the discussion below, as such awards pertain solely to services provided by our Shared NEOs to Rentech (and the costs of such awards are borne solely by Rentech). Prior-year Rentech equity awards, which were allocated proportionately to the Partnership, continue to be included below.

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

In addition, the Shared NEOs will be entitled to the following enhanced vesting provisions with respect to qualifying terminations occurring outside of the context of a change in control of Rentech:

•	The 2013 Phantom Units, 2012 Phantom Units and 2011 Time-Vest RSUs held by the executive will accelerate and vest in full upon a termination of employment due to the applicable executive’s death or disability.

•	The 2011 IPO RSUs and the 2011 IPO Units held by the executive will (i) accelerate and vest in full upon the executive’s termination of employment without cause or for good reason, or due to the executive’s death or disability, and (ii) vest with respect to a pro rata portion of the number of unvested RSUs or units that would have vested on the next subsequent vesting date upon any other termination of employment other than a termination for cause.

•	The 2009 Performance-Vest RSUs held by the executive will, following the executive’s termination due to his death or disability, remain outstanding and eligible to vest for a period of six months following such termination and will vest if and to the extent that applicable vesting milestones are attained during such period.

Shared NEOs, Change in Control (No Termination)

The Shared NEOs are not entitled to any cash payments based solely on the occurrence of a change in control of Rentech (absent any qualifying termination). The 2013 Phantom Units, 2012 Phantom Units, 2011 IPO RSUs, 2011 Time-Vest RSUs, 2011 IPO Units and 2009 Performance-Vest RSUs are not impacted by a change in control of Rentech (absent a qualifying termination in connection with such change in control).

Shared NEOs, Termination in Connection with a Change in Control

If either of the Shared NEOs terminates employment without cause, for good reason or due to a non-renewal of his employment term by Rentech, in any case, within three months before or two years after a change in control, then the executive will receive the severance described above, except that (i) the base salary component of the executive’s severance will be paid in a lump sum and (ii) if the executive’s actual annual bonus for the year immediately preceding the change in control exceeds his target bonus for the year in which the termination occurs, (A) in the case of Mr. Ramsbottom, he will receive two times base salary plus the amount of such prior-year bonus (instead of three times his base salary) and (B) in the case of Mr. Cohrs, he will receive one times base salary plus the amount of such prior-year bonus (instead of base salary plus target annual bonus). The Shared NEOs’ employment agreements entitle each of these executives to a “gross-up” payment from Rentech covering all taxes, penalties and interest associated with any “golden parachute” excise taxes that are imposed on the executives by reason of Internal Revenue Code Section 280G in connection with a change in control.

In addition, the Shared NEOs will be entitled to the following enhanced vesting provisions with respect to qualifying terminations occurring in connection with a change in control:

•	The 2011 Time-Vest RSUs and 2011 PSUs will vest in full if the executive terminates employment without cause or for good reason, in either case, within sixty days prior to or one year after the change in control.

•	The 2013 Phantom Units and 2012 Phantom Units will vest in full if the executive terminates employment without cause or for good reason, in either case, within sixty days prior to or eighteen months after the change in control.

•	As noted above, the 2011 IPO RSUs and 2011 IPO Units will vest in full upon a termination without cause or for good reason, or due to the executive’s death or disability (whether or not in connection with a change in control). In addition, these awards will vest with respect to a pro rata portion of the number of unvested RSUs or units that would have vested on the next subsequent vesting date upon any other termination of employment other than a termination for cause (whether or not in connection with a change in control).

•	The 2009 Performance-Vest RSUs held by the executive will remain outstanding and eligible to vest for a period of six months following the executive’s termination without cause or for good reason, in either case, occurring within sixty days prior to or one year after the change in control, and these RSUs will vest if and to the extent that applicable vesting milestones are attained during such period.

Non-Shared NEOs, Termination Not in Connection with a Change in Control

Under the Non-Shared NEOs’ (including Mr. Diesch’s) employment agreements, upon termination of employment by the employer without cause or by the executive for good reason (each as defined in the applicable agreement), the executive is entitled to receive: (i) an amount equal to one times his annual base salary, payable in substantially equal instalments over a twelve-month period following the date of termination, plus one times his target bonus for the year in which termination occurs (or, in the case of Mr. Wallis, who does not have a target bonus, payment of an additional amount equal to 100% of his base salary), and (ii) up to 18 months (in the case of Mr. Diesch) or 12 months (in the case of Messrs. Ambrose and Wallis) of subsidized healthcare premiums. If our general partner elects not to renew the employment term, the executive is entitled to a reduced severance consisting solely of one year of base salary continuation. During employment and for one year following termination, the employment agreements prohibited these NEOs from soliciting certain of our employees and customers.

In addition, the Non-Shared NEOs will be entitled to the following enhanced vesting provisions with respect to qualifying terminations:

•	The 2013 Phantom Units, 2012 Phantom Units, 2011 Time-Vest RSUs and 2011 Time-Vest Units held by the executive will accelerate and vest in full upon a termination of employment due to the applicable executive’s death or disability.

•	The 2011 IPO RSUs and the 2011 IPO Units held by the executive will (i) accelerate and vest in full upon the executive’s termination of employment without cause or for good reason, or due to the executive’s death or disability, and (ii) vest with respect to a pro rata portion of the number of unvested RSUs that would have vested on the next subsequent vesting date upon any other termination of employment other than a termination for cause.

Non-Shared NEOs, Change in Control (No Termination)

The Non-Shared NEOs are not entitled to any cash payments or any accelerated vesting of equity awards based solely on the occurrence of a change in control (absent any qualifying termination).

Non-Shared NEOs, Termination in Connection with a Change in Control

If the Non-Shared NEOs terminate employment without cause, for good reason or due to a non-renewal of the applicable employment term by us, in any case, in connection with a change in control, then the executive will receive the severance described above, except that, for Mr. Diesch, cash severance will be paid in a lump-sum and will be increased by the amount (if any) by which his prior-year bonus exceeds his then-current target bonus. Mr. Diesch is also entitled to a “gross-up” payment covering all taxes, penalties and interest associated with any “golden parachute” excise taxes that are imposed on the executives by reason of Internal Revenue Code Section 280G in connection with a change in control. In addition, the following enhanced vesting provisions will apply:

•	The 2011 Time-Vest RSUs and 2011 Time-Vest Units held by the executive will vest in full if the executive terminates employment without cause or for good reason, in either case, within sixty days prior to or one year after the change in control. Each of these awards also vests in full upon the executive’s termination of employment due to death or disability (whether or not in connection with a change in control).

•	The 2013 Phantom Units and 2012 Phantom Units held by the executive will vest in full if the executive terminates employment without cause or for good reason, in either case, within sixty days prior to or eighteen months after the change in control. The 2013 Phantom Units and 2012 Phantom Units also vest in full upon the executive’s termination of employment due to death or disability (whether or not in connection with a change in control).

•	As noted above, the 2011 IPO RSUs and 2011 IPO Units will vest in full upon a termination without cause or for good reason, or due to the executive’s death or disability (whether or not in connection with a change in control). In addition, these awards will vest with respect to a pro rata portion of the number of unvested RSUs or units that would have vested on the next subsequent vesting date upon any other termination of employment other than a termination for cause (whether or not in connection with a change in control).

The following table summarizes the change-in-control and/or severance payments and benefits to which we expect that our NEOs would have become entitled if the relevant event(s) had occurred on December 31, 2013, in accordance with applicable disclosure rules. For purposes of the following table, we have assumed that a change in control of each relevant entity, whether Rentech and/or the Partnership, occurred on December 31, 2013, in order to provide a complete representation of the payments and benefits that each NEO would have become entitled to receive upon the occurrence of the relevant event(s). With respect to our Shared NEOs (including Mr. Diesch), the amounts set forth below reflect the portion of these NEOs’ change-in-control and severance payments that we estimate will be attributable to services performed by these NEOs for the Partnership during fiscal year 2013, calculated in the same manner as amounts disclosed for these Shared NEOs in the Summary Compensation Table.

Name	Benefit	Termination without Cause or for Good Reason ($)		Termination due to Non- Renewal ($)		Termination due to Death/ Disability ($)		Qualifying Termination in Connection with a Change in Control		Other Terminations
D. Hunt Ramsbottom	Cash Severance	$936,000	(1)	$936,000	(1)	—		$835,200	(2)	—
	Value of Accelerated Stock Awards(3)	$121,828	(4)	$121,828	(5)	$234,354	(6)	$1,074,353	(7)	$17,356	(8)
	Value of Accelerated Units(9)	$195,202	(10)	$195,202	(5)	$506,334	(11)	$506,334	(12)	$27,810	(13)
	Value of Healthcare Premiums	$10,791	(14)	$10,791	(14)	—		$10,791	(14)	—
	Total	$1,263,821		$1,263,821		$740,688		$2,426,678	(15)	$45,166
Dan J. Cohrs	Cash Severance	$259,840	(16)	$162,400	(17)	—		$238,000	(18)	—
	Value of Accelerated Stock Awards(3)	$61,828	(19)	$61,828	(5)	$101,832	(20)	$530,582	(21)	$8,808	(22)
	Value of Accelerated Units(9)	$135,872	(23)	$135,872	(5)	$296,982	(24)	$296,982	(25)	$19,357	(26)
	Value of Healthcare Premiums	$7,869	(14)	—		—		$7,869	(14)	—
	Total	$465,409		$360,100		$398,814		$1,073,433	(15)	$28,165
John H. Diesch	Cash Severance	$396,975	(16)	$264,650	(17)	—		$341,675	(18)	—
	Value of Accelerated Stock Awards(3)	$89,760	(27)	$89,760	(5)	$133,538	(28)	$548,288	(29)	$12,788	(30)
	Value of Accelerated Units(9)	$87,384	(31)	$87,384	(5)	$524,603	(32)	$524,603	(33)	$12,449	(34)
	Value of Healthcare Premiums	$17,761	(14)	—		—		$17,761	(14)	—
	Total	$591,880		$441,794		$658,141		$1,432,327	(15)	$25,237
John A. Ambrose	Cash Severance	$361,200	(16)	$258,000	(17)	—		—		—
	Value of Accelerated Stock Awards(3)	$85,162	(35)	$85,162	(5)	$94,764	(36)	$94,764	(37)	$12,133	(38)
	Value of Accelerated Units(9)	$65,507	(39)	$65,507	(5)	$184,589	(40)	$184,589	(41)	$9,333	(42)
	Value of Healthcare Premiums	$14,988	(14)	—		—		—		—
	Total	$526,857		$408,669		$279,353		$279,353		$21,466
Marc E. Wallis	Cash Severance	$444,000	(16)	$222,000	(17)	—		—		—
	Value of Accelerated Stock Awards(3)	$72,058	(43)	$72,058	(5)	$75,716	(44)	$75,716	(45)	$10,266	(46)
	Value of Accelerated Units(9)	$55,422	(47)	$55,422	(5)	$154,475	(48)	$154,475	(49)	$7,896	(50)
	Value of Healthcare Premiums	$14,988	(14)	—		—		—		—
	Total	$586,468		$349,480		$230,191		$230,191		$18,162

(1)	Represents three times Mr. Ramsbottom’s annual base salary, payable over the two-year period after his termination date.
(2)	Represents two times Mr. Ramsbottom’s annual base salary plus target bonus which equals the prior year’s bonus, payable in a lump sum upon termination.
(3)	Value of RSUs determined by multiplying the number of accelerating RSUs by the fair market value of Rentech’s common stock on December 31, 2013 ($1.75).
(4)	Represents the aggregate value of 69,616 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Ramsbottom’s termination without cause or for good reason on December 31, 2013.
(5)	The applicable award agreements do not address acceleration upon a non-renewal of the applicable executive’s employment agreement. Additionally, none of the NEOs’ employment agreements was up for renewal as December 31, 2013. However, for purposes of this column, we have assumed that, if a non-renewal of the applicable executive’s employment agreement had occurred on December 31, 2013 (had a non-renewal been possible on such date), these equity awards would be treated as though the applicable executive’s employment was terminated without cause on December 31, 2013. Pursuant to the terms of the applicable award agreements, 2011 IPO RSUs and 2011 IPO Units vest in full upon a termination of employment without cause. Accordingly, (i) amounts described under “Value of Accelerated Stock Awards” represent the value of the accelerated 2011 IPO RSUs described in Notes 4, 19, 27, 35 and 43 for Messrs. Ramsbottom, Cohrs, Diesch, Ambrose and Wallis, respectively, and (ii) amounts described under “Value of Accelerated Units” represent the value of the accelerated 2011 IPO Units described in Notes 10, 23, 31, 39, and 47 for Messrs. Ramsbottom, Cohrs, Diesch, Ambrose and Wallis, respectively. None of the 2013 Phantom Units, 2012 Phantom Units, 2011 Time-Vest RSUs and 2009 Performance-Vest RSUs are subject to accelerated vesting upon a termination of the applicable executive’s employment without cause (absent a change in control) and, as a result, no acceleration of such awards would have occurred in connection with a non-renewal of the applicable executive’s employment agreement on December 31, 2013.
(6)	Represents the aggregate value of 69,616 unvested 2011 IPO RSUs and 64,300 unvested 2011 Time-Vest RSUs held by Mr. Ramsbottom that would have vested on an accelerated basis upon Mr. Ramsbottom’s termination due to death or disability on December 31, 2013.
(7)	Represents the aggregate value of 69,616 unvested 2011 IPO RSUs, 64,300 unvested 2011 Time-Vest RSUs and 480,000 unvested 2009 Performance-Vest RSUs that would have vested on an accelerated basis if Mr. Ramsbottom terminated employment without cause or for good reason on December 31, 2013 and, in either case, such termination occurred within sixty days prior to or one year after a change in control of Rentech. We have assumed for purposes of this calculation that all performance criteria applicable to the 2009 Performance-Vest RSUs were attained on December 31, 2013 (and, accordingly, the unvested 2009 Performance-Vest RSUs held by Mr. Ramsbottom vested in full on such date).
(8)	Represents the aggregate value of 9,918 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Ramsbottom’s termination of employment for any other reason not described in the prior columns (other than a termination for cause).
(9)	Value of 2013 Phantom Units, 2012 Phantom Units, 2011 IPO Units and 2011 Time-Vest Units determined by multiplying the number of accelerating Partnership units by the fair market value of the Partnership’s common unit on December 31, 2013 ($17.60).
(10)	Represents the aggregate value of 11,091 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Ramsbottom’s termination without cause or for good reason on December 31, 2013.
(11)	Represents the aggregate value of 13,945 unvested 2013 Phantom Units, 3,733 unvested 2012 Phantom Units and 11,091 unvested 2011 IPO Units held by Mr. Ramsbottom that would have vested on an accelerated basis upon Mr. Ramsbottom’s termination due to death or disability on December 31, 2013.
(12)	Represents the aggregate value of 13,945 unvested 2013 Phantom Units, 3,733 unvested 2012 Phantom Units and 11,091 unvested 2011 IPO Units held by Mr. Ramsbottom that would have vested on an accelerated basis if Mr. Ramsbottom terminated employment without cause or for good reason on December 31, 2013 and, in either case, such termination occurred within sixty days prior to or one year after the change in control (or within eighteen months after a change in control with respect to the 2013 and 2012 Phantom Units).
(13)	Represents the aggregate value of 1,580 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Ramsbottom termination of employment for any other reason not described in the prior columns (other than a termination for cause).
(14)	Represents the cost of Company-paid continuation health benefits for eighteen months (in the case of Messrs. Ramsbottom, Cohrs and Diesch) or twelve months (in the case of Messrs. Ambrose and Wallis), based on our estimated costs to provide such coverage.
(15)	As of December 31, 2013, no excise taxes would have been imposed by Section 4999 of the Internal Revenue Code on the relevant payments and benefits, meaning that no gross-up obligations would have applied. Accordingly, no gross-up amounts are included in these figures.
(16)	Represents the executive’s annual base salary, payable over the one-year period after his termination date, plus (i) with respect to Messrs. Cohrs, Diesch and Ambrose, their target annual incentive bonuses and (ii) with respect to Mr. Wallis, a bonus equal to 100% of his annual base salary.

(17)	Represents executive’s annual base salary, payable over the one-year period after his termination date.
(18)	Represents executive’s annual base salary plus target bonus which equals the prior year’s bonus, payable in a lump sum upon termination.
(19)	Represents the aggregate value of 35,330 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Cohrs’ termination without cause or for good reason on December 31, 2013.
(20)	Represents the aggregate value of 35,330 unvested 2011 IPO RSUs and 22,859 unvested 2011 Time-Vest RSUs held by Mr. Cohrs that would have vested on an accelerated basis upon Mr. Cohrs’ termination due to death or disability on December 31, 2013.
(21)	Represents the aggregate value of 35,330 unvested 2011 IPO RSUs, 22,859 unvested 2011 Time-Vest RSUs and 245,000 unvested 2009 Performance-Vest RSUs that would have vested on an accelerated basis if Mr. Cohrs terminated employment without cause or for good reason on December 31, 2013 and, in either case, such termination occurred within sixty days prior to or one year after a change in control of Rentech. We have assumed for purposes of this calculation that all performance criteria applicable to the 2009 Performance-Vest RSUs were attained on December 31, 2013 (and, accordingly, the unvested 2009 Performance-Vest RSUs held by Mr. Cohrs vested in full on such date).
(22)	Represents the aggregate value of 5,033 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Cohrs’ termination of employment for any other reason not described in the prior columns (other than a termination for cause).
(23)	Represents the aggregate value of 7,720 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Cohrs’ termination without cause or for good reason on December 31, 2013.
(24)	Represents the aggregate value of 7,554 unvested 2013 Phantom Units, 1,600 unvested 2012 Phantom Units and 7,720 unvested 2011 IPO Units held by Mr. Cohrs that would have vested on an accelerated basis upon Mr. Cohrs’ termination due to death or disability on December 31, 2013.
(25)	Represents the aggregate value of 7,554 unvested 2013 Phantom Units, 1,600 unvested 2012 Phantom Units and 7,720 unvested 2011 IPO Units held by Mr. Cohrs that would have vested on an accelerated basis if Mr. Cohrs terminated employment without cause or for good reason on December 31, 2013 and, in either case, such termination occurred within sixty days prior to or one year after the change in control (or within eighteen months after a change in control with respect to the 2013 and 2012 Phantom Units).
(26)	Represents the aggregate value of 1,100 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Cohrs’ termination of employment for any other reason not described in the prior columns (other than a termination for cause).
(27)	Represents the aggregate value of 51,292 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Diesch’s termination without cause or for good reason on December 31, 2013.
(28)	Represents the aggregate value of 51,292 unvested 2011 IPO RSUs and 25,016 unvested 2011 Time-Vest RSUs held by Mr. Diesch that would have vested on an accelerated basis upon Mr. Diesch’s termination due to death or disability on December 31, 2013.
(29)	Represents the aggregate value of 51,292 unvested 2011 IPO RSUs, 25,016 unvested 2011 Time-Vest RSUs and 237,000 unvested 2009 Performance-Vest RSUs that would have vested on an accelerated basis if Mr. Diesch terminated employment without cause or for good reason on December 31, 2013 and, in either case, such termination occurred within sixty days prior to or one year after a change in control of Rentech. We have assumed for purposes of this calculation that all performance criteria applicable to the 2009 Performance-Vest RSUs were attained on December 31, 2013 (and, accordingly, the unvested 2009 Performance-Vest RSUs held by Mr. Diesch vested in full on such date).
(30)	Represents the aggregate value of 9,250 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Diesch’s termination of employment for any reason not described in the prior columns (other than a termination for cause).
(31)	Represents the aggregate value of 4,965 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Diesch’s termination without cause or for good reason on December 31, 2013.
(32)	Represents the aggregate value of 23,242 unvested 2013 Phantom Units, 1,600 unvested 2012 Phantom Units and 4,965 unvested 2011 IPO Units held by Mr. Diesch that would have vested on an accelerated basis upon Mr. Diesch’s termination due to death or disability on December 31, 2013.
(33)	Represents the aggregate value of 23,242 unvested 2013 Phantom Units, 1,600 unvested 2012 Phantom Units and 4,965 unvested 2011 IPO Units held by Mr. Diesch that would have vested on an accelerated basis if Mr. Diesch terminated employment without cause or for good reason on December 31, 2013 and, in either case, such termination occurred within sixty days prior to or one year after the change in control (or within eighteen months after a change in control with respect to the 2013 and 2012 Phantom Units).
(34)	Represents the aggregate value of 707 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Diesch’s termination of employment for any other reason not described in the prior columns (other than a termination for cause).
(35)	Represents the aggregate value of 48,664 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Ambrose’s termination without cause or for good reason on December 31, 2013.

(36)	Represents the aggregate value of 48,664 unvested 2011 IPO RSUs and 5,487 unvested 2011 Time-Vest RSUs held by Mr. Ambrose that would have vested on an accelerated basis upon Mr. Ambrose’s termination due to death or disability on December 31, 2013.
(37)	Represents the aggregate value of 48,664 unvested 2011 IPO RSUs and 5,487 unvested 2011 Time-Vest RSUs RSUs that would have vested on an accelerated basis if Mr. Ambrose terminated employment without cause or for good reason on December 31, 2013 and, in either case, such termination occurred within sixty days prior to or one year after a change in control of Rentech.
(38)	Represents the aggregate value of 6,933 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Ambrose’s termination of employment for any reason not described in the prior columns (other than a termination for cause).
(39)	Represents the aggregate value of 3,722 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Ambrose’s termination without cause or for good reason on December 31, 2013.
(40)	Represents the aggregate value of 4,067 unvested 2013 Phantom Units, 1,867 unvested 2012 Phantom Units, 3,722 unvested 2011 IPO Units and 832 unvested 2011 Time-Vest Units held by Mr. Ambrose that would have vested on an accelerated basis upon Mr. Ambrose’s termination due to death or disability on December 31, 2013.
(41)	Represents the aggregate value of (i) 4,067 unvested 2013 Phantom Units, 1,867 unvested 2012 Phantom Units, 3,722 unvested 2011 IPO Units and 832 unvested 2011 Time-Vest Units held by Mr. Ambrose that would have vested on an accelerated basis if Mr. Ambrose terminated employment without cause or for good reason on December 31, 2013 and, in either case, such termination occurred within sixty days prior to or one year (or eighteen months with respect to the 2013 and 2012 Phantom Units) after the change in control, and (ii) 3,722 unvested 2011 IPO Units that would have vested on an accelerated basis if Mr. Ambrose terminated employment without cause or for good reason on December 31, 2013.
(42)	Represents the aggregate value of 530 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Ambrose’s termination of employment for any other reason not described in the prior columns (other than a termination for cause).
(43)	Represents the aggregate value of 41,176 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Wallis’ termination without cause or for good reason on December 31, 2013.
(44)	Represents the aggregate value of 41,176 unvested 2011 IPO RSUs and 2,090 unvested 2011 Time-Vest RSUs held by Mr. Wallis that would have vested on an accelerated basis upon Mr. Wallis’ termination due to death or disability on December 31, 2013.
(45)	Represents the aggregate value of 41,176 unvested 2011 IPO RSUs and 2,090 unvested 2011 Time-Vest RSUs that would have vested on an accelerated basis if Mr. Wallis terminated employment without cause or for good reason on December 31, 2013 and, in either case, such termination occurred within sixty days prior to or one year after a change in control of Rentech.
(46)	Represents the aggregate value of 5,866 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Wallis’ termination of employment for any other reason not described in the prior columns (other than a termination for cause).
(47)	Represents the aggregate value of 3,149 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Wallis’ termination without cause or for good reason on December 31, 2013.
(48)	Represents the aggregate value of 4,067 unvested 2013 Phantom Units, 1,245 unvested 2012 Phantom Units, 3,149 unvested 2011 IPO Units and 316 unvested 2011 Time-Vest Units held by Mr. Wallis that would have vested on an accelerated basis upon Mr. Wallis termination due to death or disability on December 31, 2013.
(49)	Represents the aggregate value of (i) 4,067 unvested 2013 Phantom Units, 1,245 unvested 2012 Phantom Units, 3,149 unvested 2011 IPO Units and 316 unvested 2011 Time-Vest Units held by Mr. Wallis that would have vested on an accelerated basis if Mr. Wallis terminated employment without cause or for good reason on December 31, 2013 and, in either case, such termination occurred within sixty days prior to or one year (or eighteen months with respect to the 2013 and 2012 Phantom Units) after the change in control, and (ii) 3,149 unvested 2011 IPO Units that would have vested on an accelerated basis if Mr. Wallis terminated employment without cause or for good reason on December 31, 2013.
(50)	Represents the aggregate value of 449 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Wallis’ termination of employment for any other reason not described in the prior columns.

Director Compensation

Directors who are also employees of the Partnership do not receive additional compensation for their services on our board of directors. During 2013, Michael S. Burke, Michael F. Ray and Halbert S. Washburn served as non-employee members of our board of directors and of the board of directors of Rentech and are referred to in this Annual Report as our “Shared Directors” (James F. Dietz and Keith B. Forman, who served only as non-employee members of our board of directors, are referred to herein as our “Non-Shared Directors”).

Our compensation plan for Non-Shared Directors provides for an annual retainer of $40,000 to be paid in quarterly increments of $10,000 to each Non-Shared Director. The Chairman of our board of directors, if any, receives $25,000 per year. Any Non-Shared Director serving as the Chairman of our Audit Committee receives $17,500 per year and any Non-Shared Director serving as a member of our Audit Committee receives $7,500 per year. Our Shared Directors are entitled to receive reduced retainers equal to $20,000 to be paid in quarterly increments of $5,000 to each Shared Director based on the substantial overlap of the services they provide to us and the services they provide as directors of Rentech. Any Shared Director serving as the Chairman of the Audit Committee receives $10,000 per year and any Shared Director serving as a member of the Audit Committee receive $4,000 per year. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in their capacity as directors. No additional cash fees are paid to directors for attendance at our board of directors or committee meetings.

Each newly elected non-employee member of our board of directors is granted a phantom unit award with a fair market value on the date of grant equal to $25,000, with such award vesting on the one-year anniversary of the grant date. Each Non-Shared Director serving immediately following Rentech’s annual meeting of stockholders also is granted (i) an award of our common units with a fair market value on the date of grant equal to $50,000 and (ii) a phantom unit award with a fair market value on the date of grant equal to $25,000, with each such award vesting on the one-year anniversary of the grant date. Each Shared Director serving immediately following Rentech’s annual meeting of stockholders also is granted (i) an award of our common units with a fair market value on the date of grant equal to $25,000 and (ii) a phantom unit award with a fair market value on the date of grant equal to $12,500, with each such award vesting on the one-year anniversary of the grant date. The following table sets forth compensation information with respect to our non-employee directors for the fiscal year ended December 31, 2013:

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)(1)(2)	Total ($)
Michael S. Burke	$28,125	$38,032	$66,157
James F. Dietz	$45,000	$75,426	$120,426
Keith B. Forman	$45,000	$75,426	$120,426
Michael F. Ray	$18,750	$38,032	$56,782
Halbert S. Washburn	$18,750	$38,032	$56,782

(1)	Amounts reflect the full grant-date fair value of the 2013 phantom unit awards, calculated in accordance with ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all Partnership phantom unit awards made to non-employee directors in Note 10 to our consolidated financial statements included in Part II—Item 8 “Financial Statements and Supplementary Data” in this Annual Report. On June 4, 2013, Messrs. Burke, Dietz, Forman, Ray and Washburn were granted phantom units that will vest on June 4, 2014 in the amounts of 400, 790, 790, 400 and 400, respectively. In addition, on June 4, 2013, Messrs. Burke, Dietz, Forman, Ray and Washburn were granted common units in the amounts of 790, 1,570, 1,570, 790 and 790, respectively.

(2)	The aggregate number of phantom unit awards held by Messrs. Burke, Dietz, Forman, Ray and Washburn as of December 31, 2013 was 400, 790, 790, 400 and 400 phantom units, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table presents information regarding beneficial ownership of our common units as of February 15, 2014 by:

•	our general partner;

•	each of our general partner’s directors;

•	each of our general partner’s named executive officers;

•	each unitholder known by us to beneficially hold five percent or more of our outstanding common units; and

•	all of our general partner’s executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Amount and Nature of Common Units Beneficially Owned(1)	Percentage of Total Common Units(2)
Rentech Nitrogen GP, LLC(3)	—	—
RNHI(4)	23,250,000	59.8
D. Hunt Ramsbottom	13,219	—
Dan J. Cohrs	8,962	—
John H. Diesch	7,343	—
John A. Ambrose	8,049	—
Marc E. Wallis	3,955	—
Halbert S. Washburn	3,740	—
Michael F. Ray	3,740	—
Michael S. Burke	3,740	—
James F. Dietz	10,628	—
Keith B. Forman	6,200	—
All directors and executive officers as a group (12 persons)	83,227	—

*	Less than 1%.
(1)	The Security Ownership table above does not include unvested phantom units held by NEOs that will vest assuming the continued employment of the NEO beyond each applicable vesting date:

•	D. Hunt Ramsbottom – 28,769 phantom units;

•	Dan J. Cohrs – 16,873 phantom units;

•	John H. Diesch – 29,807 phantom units;

•	John A. Ambrose – 10,487 phantom units;

•	Marc E. Wallis – 8,777 phantom units;

•	Halbert S. Washburn – 400 phantom units;

•	Michael F. Ray – 400 phantom units;

•	Michael S. Burke – 400 phantom units;

•	James F. Dietz – 790 phantom units; and

•	Keith B. Forman – 790 phantom units.

(2)	Based on 38,888,849 common units outstanding as of February 15, 2014.
(3)	Our general partner, a wholly owned subsidiary of RNHI, manages and operates our business and has a non-economic general partner interest.
(4)	RNHI is an indirect wholly owned subsidiary of Rentech.

The following table sets forth, as of February 15, 2014, the number of shares of common stock of Rentech owned by each of the named executive officers and directors of our general partner and all executive officers and directors of our general partner as a group.

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

Name and Address of Beneficial Owner	Amount and Nature of Common Stock Beneficially Owned(1)(2)	Percentage of Total Common Stock(1)(3)
D. Hunt Ramsbottom(4)(5)	2,655,128	*
Dan J. Cohrs	1,314,318	*
John H. Diesch	735,441	*
John A. Ambrose	201,261	*
Marc E. Wallis	118,366	*
Halbert S. Washburn	402,642	*
Michael F. Ray(6)	495,505	*
Michael S. Burke	361,439	*
James F. Dietz	—	*
Keith B. Forman	—	*
All directors and executive officers as a group (12 persons)	7,358,041	3.2

*	Less than 1%
(1)	If a person has the right to acquire shares of common stock subject to options or other convertible or exercisable securities within 60 days of February 15, 2014, then such shares (including certain restricted stock units which are fully vested but will not be yet paid out until the earlier of the recipient’s termination and three years from the applicable award date, subject to any required payment delays arising under applicable tax laws) are deemed outstanding for purposes of computing the percentage ownership of that person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The following shares of common stock subject to stock options and warrants may be acquired within 60 days of February 15, 2014 and are included in the table above:

•	D. Hunt Ramsbottom—1,021,340 under options;

•	Dan J. Cohrs—442,687 under options;

•	John H. Diesch—220,078 under options;

•	John A. Ambrose—22,134 under options;

•	Marc E. Wallis—22,134 under options;

•	Halbert S. Washburn—60,742 under options;

•	Michael F. Ray—28,490 under options;

•	Michael S. Burke—60,742 under options; and

•	all directors and executive officers as a group—2,194,866 under options.

(2)	The Security Ownership table above does not include the following:

(A) PSUs held by NEOs that vest upon each of the first three anniversaries of the grant date based on the level of total shareholder return over the average fair market value for the thirty trading-day period through the grant date (the numbers below represent the target number of PSUs that may be issued to the NEOs; the maximum number of shares that a NEO may earn is 175% of such target number, depending on the increase in TSR during the 3 year period following the grant date.):

•	D. Hunt Ramsbottom — 897,989 PSUs;

•	Dan J. Cohrs — 442,603 PSUs; and

•	John H. Diesch — 166,007 PSUs;

(B) unvested RSUs and options held by NEOs that will vest assuming the continued employment of the officer or director beyond each applicable vesting date:

•	D. Hunt Ramsbottom — 472,001 RSUs;

•	Dan J. Cohrs — 265,228 RSUs;

•	John H. Diesch — 117,720 RSUs;

•	John A. Ambrose — 54,151 RSUs;

•	Marc E. Wallis — 43,266 RSUs;

•	Halbert S. Washburn — 11,200 RSUs;

•	Michael F. Ray — 11,200 RSUs; and

•	Michael S. Burke — 11,200 RSUs.

(3)	Based on 227,528,367 shares of common stock outstanding as of February 15, 2014.
(5)	Includes 83,000 shares held for the benefit of Mr. Ramsbottom’s children as to which Mr. Ramsbottom disclaims beneficial ownership and 10,000 shares held by the L.E. Ramsbottom Living Trust beneficially owned by Mr. Ramsbottom’s spouse as to which Mr. Ramsbottom disclaims beneficial ownership.
(6)	Includes 7,500 shares held by Mr. Ray’s spouse’s IRA as to which Mr. Ray disclaims beneficial ownership.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 with respect to our compensation plan under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	193,632	(1)	—	(2)	3,484,552
Equity compensation plans not approved by security holders	—		—		—

Total	193,632		—		3,484,552

(1)	Represents phantom units awarded under the 2011 LTIP.
(2)	Phantom units do not have an exercise price. Payout is based on completing a specified period of employment.

The 2011 LTIP provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a discussion of director independence, see Item 10 “Directors, Executive Officers and Corporate Governance.”

RNHI, an indirect wholly-owned subsidiary of Rentech, owns (i) 23,250,000 common units, representing 59.8% of our outstanding common units and (ii) all of the member interests in our general partner and our general partner own a general partner interest in us.

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

Operational Stage

Distributions to RNHI and its affiliates

•       We will generally make cash distributions to our unitholders pro rata, including to RNHI, as a holder of common units. RNHI owns 23,250,000 common units, representing 59.8% of our outstanding common units, and would receive a pro rata percentage of the cash available for distribution that we distribute in respect thereof.

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

Procedures for Review, Approval and Ratification of Related Person Transactions

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The charter of the audit committee of the board of directors of our general partner, which is available on our website at www.rentechnitrogen.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. Non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP were compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The audit committee pre-approved all fees incurred in the calendar years ended December 31, 2013 and 2012.

The following table presents fees billed and expected to be billed for audit fees, audit-related fees, tax fees and other services rendered by PricewaterhouseCoopers LLC for the calendar years ended December 31, 2013 and 2012.

	For the Calendar Years Ended December 31,
	2013	2012
Audit Fees (1)	$1,066,250	$794,500
Audit-Related Fees (2)	—	21,710
Tax Fees (3)	—	44,663
All Other Fees	—	—

Total	$1,066,250	$860,873

(1)	Represents the aggregate fees billed and expected to be billed for professional services rendered for the audit of RNP’s consolidated financial statements for the calendar years ended December 31, 2013 and 2012, and for the audit of RNP’s internal control over financial reporting and reviews of the financial statements included in RNP’s quarterly reports on Form 10-Q, assistance with Securities Act filings and related matters, consents issued in connection with Securities Act filings, and consultations on financial accounting and reporting standards arising during the course of the audit for the calendar years ended December 31, 2013 and 2012.
(2)	Represents fees billed for assurance and related services that are reasonably related to the performance of the audit or review of RNP’s consolidated financial statements, and are not reported as Audit Fees.
(3)	Represents tax consultation regarding various issues including our structure.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules.

The information required by this Item is included in Part II—Item 8 “Financial Statements and Supplementary Data” of this report.

(b) Exhibits.

See Exhibit Index.

EXHIBIT INDEX

2.1*	Membership Interest Purchase Agreement between Rentech Nitrogen Partners, L.P. and Agrifos Holdings Inc., dated as of October 31, 2012 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on November 5, 2012).

3.1	Certificate of Limited Partnership of Rentech Nitrogen Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Form S-1 filed by the Registrant on August 5, 2011).

3.2	Third Amended and Restated Agreement of Limited Partnership of Rentech Nitrogen Partners, L.P., dated as of November 1, 2012 (including form of common unit certificate) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on November 5, 2012).

3.3	Certificate of Formation of Rentech Nitrogen GP, LLC (incorporated by reference to Exhibit 3.3 to the Form S-1 filed by the Registrant on August 5, 2011).

3.4	Second Amended and Restated Limited Liability Company Agreement of Rentech Nitrogen GP, LLC, dated November 9, 2011 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on November 9, 2011).

4.1	Indenture, dated as April 12, 2013, among Rentech Nitrogen Partners, L.P., Rentech Nitrogen Finance Corporation, the guarantors named therein, Wells Fargo Bank, National Association, as Trustee, and Wilmington Trust, National Association, as Collateral Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35334) filed by the Registrant with the Securities and Exchange Commission on April 16, 2013).

4.2	Forms of 6.5% Second Lien Senior Secured Notes due 2021 (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35334) filed by the Registrant with the Securities and Exchange Commission on April 16, 2013).

4.3	Intercreditor Agreement, dated as of April 12, 2013, among Credit Suisse AG, Cayman Islands Branch, as priority lien agent, Wilmington Trust, National Association, as second lien collateral trustee, Rentech Nitrogen Partners, L.P., Rentech Nitrogen Finance Corporation and the subsidiaries of Rentech Nitrogen Partners, L.P. named therein (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35334) filed by the Registrant with the Securities and Exchange Commission on April 16, 2013).

10.1	Distribution Agreement, dated April 26, 2006, between Royster-Clark Resources LLC and Rentech Development Corporation (incorporated by reference to Exhibit 10.1 to the Form S-1 filed by the Registrant on August 5, 2011).

10.2	Amendment to Distribution Agreement, dated October 13, 2009, among Rentech Energy Midwest Corporation, Rentech Development Corporation and Agrium U.S.A., Inc. (incorporated by reference to Exhibit 10.2 to the Form S-1 filed by the Registrant on August 5, 2011).

10.3	Assignment and Assumption Agreement, dated as of September 29, 2006, by and between Royster-Clark, Inc., Agrium U.S.A., Inc., and Rentech Development Corporation (incorporated by reference to Exhibit 10.3 to the Form S-1 filed by the Registrant on August 5, 2011).

10.4	Agreement, dated November 1, 2010, between Northern Illinois Gas Company, d/b/a Nicor Gas Company and Rentech Energy Midwest (incorporated by reference to Exhibit 10.14 to the Form S-1 filed by the Registrant on August 5, 2011).

10.5	Services Agreement, dated as of November 9, 2011, by and among Rentech Nitrogen Partners, L.P., Rentech Nitrogen GP, LLC and Rentech, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on November 9, 2011).

10.6	Contribution, Conveyance and Assignment Agreement, dated as of November 9, 2011, by and among Rentech, Inc., Rentech Development Corporation, Rentech Nitrogen Holdings, Inc., Rentech Nitrogen GP, LLC, Rentech Nitrogen Partners, L.P. and Rentech Energy Midwest Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 9, 2011).

10.7	Omnibus Agreement, dated as of November 9, 2011, by and among Rentech, Inc., Rentech Nitrogen GP, LLC and Rentech Nitrogen Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 9, 2011).

10.8†	Amended and Restated Employment Agreement by and between Rentech, Inc. and D. Hunt Ramsbottom, dated December 31, 2008 (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to Annual Report on Form 10-K/A (File No. 001-15795) filed by Rentech, Inc. on January 28, 2009).

10.9†	Employment Agreement by and between Rentech, Inc. and Daniel J. Cohrs, dated October 22, 2008 (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 001-15795) filed by Rentech, Inc. on December 15, 2008).

10.10†	Employment Agreement by and between Rentech, Inc. and John H. Diesch, dated November 3, 2009 (incorporated by reference to Exhibit 10.20 to the Form S-1 filed by the Registrant on August 5, 2011).

10.11†	Change in Control Severance Benefits Agreement by and between Rentech Energy Midwest Corporation and John A. Ambrose, dated August 1, 2010 (incorporated by reference to Exhibit 10.21 to the Form S-1 filed by the Registrant on August 5, 2011).

10.12†	Change in Control Severance Benefits Agreement by and between Rentech Energy Midwest Corporation and Wilfred R. Bahl, Jr., dated May 10, 2011 (incorporated by reference to Exhibit 10.22 to the Form S-1 filed by the Registrant on August 5, 2011).

10.13†	Change in Control Severance Benefits Agreement by and between Rentech Energy Midwest Corporation and Marc E. Wallis, dated August 12, 2008 (incorporated by reference to Exhibit 10.23 to the Form S-1 filed by the Registrant on August 5, 2011).

10.14†	Amended and Restated Rentech, Inc. 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15795) filed by Rentech, Inc. on March 29, 2007).

10.15†	First Amendment to Rentech, Inc. Amended and Restated 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15795) filed by Rentech, Inc. on November 6, 2009).

10.16†	Rentech, Inc. 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15795) filed by Rentech, Inc. on May 22, 2009).

10.17†	First Amendment to Rentech, Inc. 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15795) filed by Rentech, Inc. on November 6, 2009).

10.18†	Employment Agreement, dated as of November 3, 2009 by and between Rentech, Inc. and Colin Morris (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rentech, Inc. on November 6, 2009).

10.19†	Employment Agreement, dated as of October 15, 2011 by and between Rentech Nitrogen GP, LLC and John A. Ambrose (incorporated by reference to Exhibit 10.31 to the Form S-1 filed by the Registrant on October 20, 2011).

10.20†	Employment Agreement, dated as of October 15, 2011 by and between Rentech Nitrogen GP, LLC and Wilfred R. Bahl, Jr. (incorporated by reference to Exhibit 10.32 to the Form S-1 filed by the Registrant on October 20, 2011).

10.21†	Employment Agreement, dated as of October 16, 2011 by and between Rentech Nitrogen GP, LLC and Marc E. Wallis (incorporated by reference to Exhibit 10.33 to Form S-1 filed by the Registrant on October 20, 2011).

10.22	Indemnification Agreement dated November 9, 2011, by and between Rentech Nitrogen Partners, L.P. and D. Hunt Ramsbottom (all other Indemnification Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates of execution, are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K) (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed by the Registrant on December 14, 2012).

10.23	First Amendment to Credit Agreement, dated as of December 28, 2011 among Rentech Nitrogen, LLC, as borrower, Rentech Nitrogen Partners, L.P., as guarantor and General Electric Capital Corporation, as administrative agent for the Lender and as a Lender (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on January 4, 2012).

10.24	Amended and Restated Credit Agreement, dated as of February 28, 2012 among Rentech Nitrogen, LLC, as borrower, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and bookrunner, BMO Harris Bank, N.A., as syndication agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 2, 2012).

10.25	Second Amended and Restated Credit Agreement, dated as of October 31, 2012, by and among Rentech Nitrogen, LLC, Agrifos LLC, Agrifos Fertilizer L.L.C. and Agrifos SPA LLC, as borrowers, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc. as sole lead arranger and bookrunner, BMO Harris Bank, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 5, 2012).

10.26	First Amendment to Second Amended and Restated Credit Agreement, dated as of November 30, 2012, by and among Rentech Nitrogen, LLC, Rentech Nitrogen Pasadena Holdings, LLC (formerly known as Agrifos LLC), Rentech Nitrogen Pasadena, LLC (formerly known as Agrifos Fertilizer L.L.C.) and Rentech Nitrogen Pasadena SPA, LLC (formerly known as Agrifos SPA LLC), as borrowers, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc. as sole lead arranger and bookrunner, BMO Harris Bank, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by the Registrant on March 18, 2013).

10.27	Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 30, 2012, by and among Rentech Nitrogen, LLC, Rentech Nitrogen Pasadena Holdings, LLC (formerly known as Agrifos LLC), Rentech Nitrogen Pasadena, LLC (formerly known as Agrifos Fertilizer L.L.C.) and Rentech Nitrogen Pasadena SPA, LLC (formerly known as Agrifos SPA LLC), as borrowers, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc. as sole lead arranger and bookrunner, BMO Harris Bank, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed by the Registrant on March 18, 2013).

10.28	Third Amendment to Second Amended and Restated Credit Agreement, dated as of January 18, 2013, by and among Rentech Nitrogen, LLC, Rentech Nitrogen Pasadena Holdings, LLC (formerly known as Agrifos LLC), Rentech Nitrogen Pasadena, LLC (formerly known as Agrifos Fertilizer L.L.C.) and Rentech Nitrogen Pasadena SPA, LLC (formerly known as Agrifos SPA LLC), as borrowers, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc. as sole lead arranger and bookrunner, BMO Harris Bank, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed by the Registrant on March 18, 2013).

10.29	Asset Purchase Agreement, dated as of September 10, 1998, by and between ExxonMobil Corporation (formerly known as Mobil Oil Corporation) and Rentech Nitrogen Pasadena, LLC (formerly known as Agrifos Fertilizer L.P.) (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed by the Registrant on March 18, 2013).

10.30+	Marketing Agreement, dated as of March 22, 2011, by and between Interoceanic Corporation and Rentech Nitrogen Pasadena, LLC (Agrifos Fertilizer L.L.C.) (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed by the Registrant on March 18, 2013).

10.31	Credit Agreement, dated as of April 12, 2013, among Rentech Nitrogen Partners, L.P. and Rentech Nitrogen Finance Corporation, as borrowers, the other parties thereto that are designated as credit parties from time to time, Credit Suisse AG, Cayman Islands Brach, for itself and as agent for all lenders, the other financial institutions party thereto, as lenders, Credit Suisse Securities (USA) LLC, as sole lead arranger and bookrunner, and BMO Harris Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on May 9, 2013).

10.32**+	Amended and Restated Marketing Agreement, effective as of January 1, 2014, by and between Interoceanic Corporation and Rentech Nitrogen Pasadena, LLC (Agrifos Fertilizer L.L.C.).

10.33

First Amendment to Credit Agreement, dated as of March 7, 2014, by and among Rentech Nitrogen Partners, L.P., Rentech Nitrogen Finance Corporation, the subsidiary guarantors party hereto, the lenders party hereto and Credit Suisse AG, Cayman Islands Branch, as agent for the lenders.

10.34	Assignment of Employment Agreement, dated as of December 30, 2013, by and between Rentech, Inc., Rentech Nitrogen GP, LLC and John Diesch.

21.1**	List of Subsidiaries of Rentech Nitrogen Partners, L.P.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2**	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2**	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

101	The following financial information from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, detailed tagged.

*	Schedules and exhibits have been omitted from this Exhibit pursuant to Item 601(b)(2) of Regulation S-K and are not filed herewith. The Partnership agrees to furnish supplementally a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.
**	Included with this filing.
†	Management contract or compensatory plan or arrangement.
+	Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENTECH NITROGEN PARTNERS, L.P.

BY: RENTECH NITROGEN GP, LLC, ITS GENERAL PARTNER

/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer

Date: March 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ D. HUNT RAMSBOTTOM D. Hunt Ramsbottom	Chief Executive Officer and Director of Rentech Nitrogen GP, LLC (Principal Executive Officer)	March 17, 2014

/S/ DAN J. COHRS Dan J. Cohrs	Chief Financial Officer of Rentech Nitrogen GP, LLC (Principal Financial Officer)	March 17, 2014

/S/ JEFFREY R. SPAIN Jeffrey R. Spain	Senior Vice President and Treasurer of Rentech Nitrogen GP, LLC (Principal Accounting Officer)	March 17, 2014

/S/ JOHN H. DIESCH John H. Diesch	President and Director of Rentech Nitrogen GP, LLC	March 17, 2014

/S/ HALBERT S. WASHBURN Halbert S. Washburn	Director of Rentech Nitrogen GP, LLC	March 17, 2014

/S/ MICHAEL S. BURKE Michael S. Burke	Director of Rentech Nitrogen GP, LLC	March 17, 2014

/S/ JAMES F. DIETZ James F. Dietz	Director of Rentech Nitrogen GP, LLC	March 17, 2014

/S/ KEITH B. FORMAN Keith B. Forman	Director of Rentech Nitrogen GP, LLC	March 17, 2014

/S/ MICHAEL F. RAY Michael F. Ray	Director of Rentech Nitrogen GP, LLC	March 17, 2014