Form 10-Q
period 2014-03-31
Rentech Nitrogen Partners, L.P.
filed 2014-05-12
CIK 1525998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-35334

RENTECH NITROGEN PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	45-2714747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10877 Wilshire Boulevard, 10th Floor

Los Angeles, California 90024

(Address of principal executive offices)

(310) 571-9800

(Registrant’s telephone number, including area code)

10877 Wilshire Boulevard, Suite 600

Los Angeles, California 90024

(Former address of principal executive offices)

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

As of April 30, 2014, the registrant had 38,890,048 common units outstanding.

RENTECH NITROGEN PARTNERS, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	As of
	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash	$37,278	$34,060
Accounts receivable	17,177	7,434
Inventories	51,518	31,102
Prepaid expenses and other current assets	4,620	4,942
Other receivables, net	1,488	2,227

Total current assets	112,081	79,765

Property, plant and equipment, net	239,599	234,359

Construction in progress	32,937	33,531

Other assets
Goodwill	27,202	27,202
Intangible assets	22,002	22,298
Debt issuance costs	8,139	8,404
Other assets	775	785

Total other assets	58,118	58,689

Total assets	$442,735	$406,344

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$18,270	$9,793
Payable to general partner	4,804	5,353
Accrued liabilities	11,049	18,444
Deferred revenue	49,438	20,365
Accrued interest	9,822	4,622

Total current liabilities	93,383	58,577

Long-term liabilities
Debt	320,000	320,000
Asset retirement obligation	2,834	2,822
Other	1,754	1,820

Total long-term liabilities	324,588	324,642

Total liabilities	417,971	383,219

Commitments and contingencies (Note 6)
Partners’ Capital
Common unitholders —38,889 units issued and outstanding at March 31, 2014 and December 31, 2013	23,467	21,816
Accumulated other comprehensive income	1,297	1,309
General partner’s interest	—	—

Total partners’ capital	24,764	23,125

Total liabilities and partners’ capital	$442,735	$406,344

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Income

(Amounts in thousands, except per unit data)

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)
Revenues	$56,280	$59,564
Cost of sales	42,516	36,845

Gross profit	13,764	22,719

Operating expenses
Selling, general and administrative expense	5,278	4,741
Depreciation and amortization	333	948
Other (income) expense	(6)	15

Total operating expenses	5,605	5,704

Operating income	8,159	17,015

Other expenses, net
Interest expense	(5,004)	(1,803)
Other expense, net	—	(123)

Total other expenses, net	(5,004)	(1,926)

Income before income taxes	3,155	15,089
Income tax expense	30	80

Net income	$3,125	$15,009

Net income per common unit allocated to common unitholders — Basic	$0.08	$0.38
Net income per common unit allocated to common unitholders — Diluted	$0.08	$0.38
Weighted-average units used to compute net income per common unit:
Basic	38,889	38,839

Diluted	38,936	38,891

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)
Net income	$3,125	$15,009

Other comprehensive income (loss):
Pension and postretirement plan adjustments	(12)	6

Other comprehensive income (loss)	(12)	6

Comprehensive income	$3,113	$15,015

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statement of Partners’ Capital

(Amounts in thousands)

	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive Income	General Partner	Total Partners’ Capital
	(Unaudited)
Balance, December 31, 2013	38,889	$21,816	$1,309	$—	$23,125
Common units	—	(16)	—	—	(16)
Distributions to common unitholders – affiliates	—	(1,162)	—	—	(1,162)
Distributions to common unitholders – non-affiliates	—	(792)	—	—	(792)
Unit-based compensation expense	—	496	—	—	496
Net income	—	3,125	—	—	3,125
Other comprehensive loss	—	—	(12)	—	(12)

Balance, March 31, 2014	38,889	$23,467	$1,297	$—	$24,764

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)
Cash flows from operating activities
Net income	$3,125	$15,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,304	3,608
Utilization of spare parts	2,084	893
Write-down of inventory	—	545
Non-cash interest expense	260	286
Unit-based compensation	496	629
Other	(7)	(84)
Changes in operating assets and liabilities:
Accounts receivable	(9,743)	(26)
Inventories	(17,877)	(23,651)
Prepaid expenses and other current assets	1,028	367
Other receivables	739	(105)
Other assets	(695)	—
Accounts payable	8,790	(2,346)
Accrued liabilities, accrued payroll and other	(2,677)	(2,962)
Deferred revenue	29,074	30,005
Accrued interest	5,156	—

Net cash provided by operating activities	23,057	22,168

Cash flows from investing activities
Capital expenditures	(17,322)	(12,333)
Other items	(563)	3

Net cash used in investing activities	(17,885)	(12,330)

Cash flows from financing activities
Proceeds from credit facilities	—	15,600
Payments of debt	—	(1,938)
Distributions to common unitholders – affiliates	(1,162)	(17,437)
Distributions to common unitholders – non-affiliates	(792)	(11,809)

Net cash used in financing activities	(1,954)	(15,584)

Increase (decrease) in cash	3,218	(5,746)
Cash, beginning of period	34,060	55,799

Cash, end of period	$37,278	$50,053

The following effects of certain non-cash investing and financing activities were excluded from the statements of cash flows for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$5,441	$4,976

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech Nitrogen Partners, L.P. (the “Partnership”) and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of March 31, 2014, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014 (the “Annual Report”).

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

Fair values of cash, receivables, deposits, other current assets, accounts payable, accrued liabilities and other current liabilities were assumed to approximate carrying value since they are short term and can be settled on demand. These items meet the definition of Level 1 financial instruments as defined in Note 2 – Fair Value.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business acquisition. The Partnership tests goodwill for impairment annually, or more often if an event or circumstance indicates that an impairment may have occurred. The analysis of the potential impairment of goodwill is a two step process. Step one of the impairment test consists of comparing the fair value of the reporting unit with the aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment.

There are significant assumptions involved in performing a goodwill impairment test, which include discount rates, terminal growth rates, future prices of end products and raw materials, terminal values and production volumes. The various valuation methods used (income approach, replacement cost and market approach) are also weighted in determining fair market value. Changes to any of these assumptions could increase or decrease the fair value of the Pasadena reporting unit. The Partnership does not believe any impairment is required at March 31, 2014.

The Partnership has evaluated events occurring between March 31, 2014 and the date of these financial statements to ensure that such events are properly reflected in these statements.

Note 2 — Fair Value

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

A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Partnership classifies fair value balances based on the fair value hierarchy, defined as follows:

•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Partnership has the ability to access as of the reporting date.

•	Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

The following table presents the financial instruments that require fair value disclosure as of March 31, 2014.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Notes	$315,802	$—	$—	$320,000

The following table presents the financial instruments that require fair value disclosure as of December 31, 2013.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Notes	$318,400	$—	$—	$320,000

Notes

The $320.0 million of 6.5% second lien senior secured notes due 2021 (the “Notes”) are deemed to be Level 1 financial instruments because there was an active market for such debt. The fair value of such debt had been determined based on market prices.

The levels within the fair value hierarchy at which the Partnership’s financial instruments have been evaluated have not changed for any of the Partnership’s financial instruments during the three months ended March 31, 2014.

Note 3 — Inventories

Inventories consisted of the following:

	As of
	March 31, 2014	December 31, 2013
	(in thousands)
Finished goods	$48,074	$26,690
Raw materials	3,189	4,193
Other	255	219

Total inventory	$51,518	$31,102

During the three months ended March 31, 2013, the Partnership wrote-down the value of the Pasadena Facility’s sulfur and sulfuric acid inventory by approximately $0.5 million to market value. This expense is reflected in cost of goods sold.

Note 4 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	March 31, 2014	December 31, 2013
	(in thousands)
Land and land improvements	$22,569	$22,540
Buildings and building improvements	28,430	27,307
Machinery and equipment and catalysts	256,417	246,963
Furniture, fixtures and office equipment	300	258
Computer equipment and computer software	3,833	3,759
Vehicles	186	186
Other	210	210

	311,945	301,223
Less: accumulated depreciation	(72,346)	(66,864)

Total property, plant and equipment, net	$239,599	$234,359

The construction in progress balance at March 31, 2014 of approximately $32.9 million, which includes $1.2 million of capitalized interest costs, represents primarily the costs associated with the power generation project and the sulfuric acid converter replacement project.

Note 5 — Debt

Credit Agreement

On April 12, 2013, the Partnership and Finance Corporation (collectively the “Borrowers”) entered into a credit agreement (the “Credit Agreement”). The Credit Agreement consists of a $35.0 million senior secured revolving credit facility (the “Credit Facility”). The Borrowers may use the Credit Agreement to fund their working capital needs, to fund capital expenditures, to issue letters of credit and for other general partnership purposes. The Credit Agreement also includes a $10.0 million letter of credit sublimit. The commitment under the Credit Facility may be increased by up to $15.0 million upon the Borrowers’ request at the discretion of the lenders and subject to certain customary requirements.

On March 7, 2014 the Borrowers entered into the First Amendment to the Credit Agreement (the “First Amendment”). In certain circumstances the First Amendment replaces the financial test that the Partnership must satisfy for any borrowing from the Secured Leverage Ratio to a Fixed Charge Coverage Ratio (each as defined in the Credit Agreement) for the period from the date of the amendment until immediately prior to the time the Partnership reports its fiscal year 2014 annual results (the “FCCR End Date”). The Fixed Charge Coverage Ratio that the Partnership has to meet from the date of the First Amendment through the date immediately prior to reporting the Partnership’s 2014 first quarter results is 2.00 to 1.00, and thereafter through the FCCR End Date is 2.25 to 1.00. For the twelve months ended March 31, 2014, the Partnership’s Fixed Charge Coverage Ratio was 2.84 to 1.00.

The First Amendment also modifies for a specified period the financial test applicable to the announcement or payment of a distribution. In the event that the Partnership has no amounts outstanding under the Credit Agreement on the date of the announcement or payment of a distribution, the minimum Fixed Charge Coverage Ratio that it has to meet in order to pay distributions in the period from the date of the First Amendment through the date immediately prior to reporting the Partnership’s 2014 first quarter results is 2.00 to 1.00, and thereafter through the FCCR End Date is 2.25 to 1.00. If there is any amount outstanding under the Credit Agreement on the date of the announcement or payment of a distribution from the period beginning with the date of the First Amendment through the FCCR End Date, the Partnership must have a Secured Leverage Ratio not in excess of 3.75 to 1.00. Following the FCCR End Date, to announce or pay a distribution the Partnership must have a Secured Leverage Ratio not in excess of 3.75 to 1.00. In addition, before the Partnership can make distributions, the Partnership must have at least $8.75 million available to be drawn under the Credit Agreement on a pro forma basis.

As of March 31, 2014 and December 31, 2013, the Partnership had no outstanding borrowings under the Credit Agreement, and it was in compliance with all covenants under the Credit Agreement.

Note 6 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Partnership’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted nitrogen fertilizer product sales in order to substantially fix gross margin on those product sales contracts. The Partnership may also enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. The Partnership occasionally enters into index-price contracts for the purchase of natural gas. The Partnership has entered into multiple natural gas forward purchase contracts for various delivery dates through April 30, 2014. Commitments for natural gas purchases consist of the following:

	As of
	March 31, 2014	December 31, 2013
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	480	2,071
MMBtus under index-price contracts	—	81

Total MMBtus under contracts	480	2,152

Commitments to purchase natural gas	$2,283	$8,571
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$4.76	$3.98

Subsequent to March 31, 2014 through April 30, 2014, the Partnership entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through May 31, 2014. The total MMBtus associated with these additional forward purchase contracts are approximately 0.7 million and the total amount of the purchase commitments are approximately $3.1 million, resulting in a weighted average rate per MMBtu of approximately $4.74 in these new commitments. The Partnership is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

Contractual Obligations

On April 17, 2013, the Partnership entered into an engineering, procurement and construction contract (the “EPC Contract”) with Abeinsa Abener Teyma General Partnership (“Abeinsa”). The EPC Contract provides for Abeinsa to be the contractor on the Partnership’s power generation project at the Pasadena Facility. The value of the contract is approximately $25.0 million and the project is expected to be completed by late 2014. As of March 31, 2014, the Partnership has paid approximately $15.7 million and accrued an additional $0.8 million under the EPC contract.

Litigation

The Partnership is party to litigation from time to time in the normal course of business. The Partnership accrues legal liabilities only when it concludes that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. In cases where the Partnership determines that it is not probable, but reasonably possible that it has a material obligation, it discloses such obligations and the possible loss or range of loss, if such estimate can be made. While the outcome of the Partnership’s current matters are not estimable or probable, the Partnership maintains insurance to cover certain actions and believes that resolution of its current litigation matters will not have a material adverse effect on the Partnership’s financial statements.

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

Note 7 — Partners’ Capital and Partnership Distributions

The Partnership’s policy is to distribute all of the cash available for distribution which it generates each quarter. Cash available for distribution for each quarter will be determined by the board of directors (the “Board”) of the Partnership’s general partner (the “General Partner”) following the end of each quarter. The Partnership expects that cash available for distribution for each quarter will generally be calculated as the cash it generates during the quarter, less cash needed for maintenance capital expenditures not funded by capital proceeds, debt service and other contractual obligations, and reserves for future operating or capital needs that the Board of the General Partner deems necessary or appropriate. The Partnership does not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in its quarterly distribution or otherwise to reserve cash for distributions, nor does it intend to incur debt to pay quarterly distributions. The Partnership has no legal obligation to pay distributions. Distributions are not required by the Partnership’s partnership agreement and the Partnership’s distribution policy is subject to change at any time at the discretion of the Board of the General Partner. Any distributions made by the Partnership to its unitholders will be done on a pro rata basis. At March 31, 2014, the Partnership had outstanding 192,500 unit-settled phantom units. Each phantom unit entitles the holder to payments in amounts equal to the amounts of any distributions made to an outstanding unit by the Partnership. Payments to outstanding phantom units are not subtracted from operating cash flow in the calculation of cash available for distribution, but the payments made to phantom unitholders are recorded as distributions for accounting purposes. For information on the announcement of cash distributions refer to Note 12 — Subsequent Events.

The following is a summary of cash distributions paid to common unitholders and holders of phantom units during the three months ended March 31, 2014 for the respective quarter to which the distributions relate:

	December 31, 2013	Total Cash Distributions Paid in 2014
	(in thousands, except for per unit amounts)
Distribution to common unitholders — affiliates	$1,162	$1,162
Distribution to common unitholders — non-affiliates	792	792

Total amount paid	$1,954	$1,954

Per common unit	$0.05	$0.05

Common and phantom units outstanding	39,081

Note 8 — Income Taxes

The Partnership and its subsidiaries are not directly subject to federal and state income taxes. Instead, their taxable income or loss is allocated to their individual partners or members. However, the Partnership and its subsidiaries are subject to Illinois replacement tax, Texas margin tax and California annual minimum franchise tax. For the three months ended March 31, 2014, Illinois replacement tax and Texas margin tax of approximately $3,000 and $27,000, respectively, were recorded.

Note 9 — Segment Information

The Partnership operates in two business segments, as described below:

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

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues
East Dubuque	$28,491	$34,549
Pasadena	27,789	25,015

Total revenues	$56,280	$59,564

Operating income (loss)
East Dubuque	$11,234	$17,313
Pasadena	(759)	1,856

Total segment operating income	$10,475	$19,169

Net income (loss)
East Dubuque	$11,209	$17,270
Pasadena	(786)	1,816

Total segment net income	$10,423	$19,086

Reconciliation of segment net income to consolidated net income:
Segment net income	$10,423	$19,086
Partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,316)	(2,154)
Partnership and unallocated expenses recorded as other expense	—	(212)
Unallocated interest expense and loss on interest rate swaps	(4,982)	(1,711)

Consolidated net income	$3,125	$15,009

	As of March 31,	As of December 31,
	2014	2013
	(in thousands)
Total assets
East Dubuque	$193,843	$175,430
Pasadena	204,659	188,836

Total segment assets	$398,502	$364,266

Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$398,502	$364,266
Partnership and other	44,233	42,078

Consolidated total assets	$442,735	$406,344

Note 10 — Net Income Per Common Unit

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

The following table sets forth the computation of basic and diluted net income per common unit (in thousands, except for per unit data).

	For the Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$3,125	$15,009
Less: Income allocated to unvested units	15	117

Net income allocated to common unitholders	$3,110	$14,892

Denominator:
Weighted average common units outstanding	38,889	38,839
Effect of dilutive units:
Phantom units	47	52

Diluted units outstanding	38,936	38,891

Basic net income per common unit	$0.08	$0.38

Diluted net income per common unit	$0.08	$0.38

For the three months ended March 31, 2014 and 2013, no phantom units were excluded from the calculation of diluted net income per common unit because their inclusion would have been anti-dilutive.

Note 11 — Related Parties

The Partnership, the General Partner and Rentech, Inc. (“Rentech”) have entered into a services agreement, pursuant to which the Partnership and the General Partner obtain certain management and other services from Rentech. Under the services agreement, the Partnership, its subsidiaries and the General Partner are obligated to reimburse Rentech for (i) all costs, excluding share-based compensation, incurred by Rentech or its affiliates in connection with the employment of its employees who are seconded to the Partnership and who provide the Partnership services under the agreement on a full-time basis; (ii) a prorated share of costs, excluding share-based compensation, incurred by Rentech or its affiliates in connection with the employment of its employees, excluding seconded personnel, who provide the Partnership services under the agreement on a part-time basis, with such prorated share determined by Rentech on a commercially reasonable basis, based on the estimated percent of total working time that such personnel are engaged in performing services for the Partnership; (iii) a prorated share of certain administrative costs, in accordance with the agreement, including office costs, services by outside vendors, other general and administrative costs; and (iv) any taxes (other than income taxes, gross receipt taxes and similar taxes) incurred by Rentech or its affiliates for the services provided under the agreement. During the three months ended March 31, 2014 and 2013, Rentech, in accordance with the services agreement, billed the Partnership approximately $2.6 million and $4.0 million, respectively.

Note 12 — Subsequent Events

On May 6, 2014, the Board of the General Partner declared a cash distribution to its common unitholders for the period January 1, 2014 through and including March 31, 2014 of $0.08 per unit, which will result in total distributions in the amount of approximately $3.1 million, including payments to phantom unitholders. The cash distribution will be paid on May 30, 2014 to unitholders of record at the close of business on May 23, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our consolidated financial statements and the related notes presented in this report and in our Annual Report.

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements”. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in “Part I—Item 1A. Risk Factors” in the Annual Report and from time to time in our periodic reports and registration statements filed with the SEC. Such risks and uncertainties include, among other things:

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

OVERVIEW OF OUR BUSINESS

We are a Delaware limited partnership formed in July 2011 by Rentech, a company traded on the NASDAQ under the symbol “RTK”, to own, operate and expand our fertilizer business. We own and operate two fertilizer facilities: our East Dubuque Facility and our Pasadena Facility. Our East Dubuque Facility is located in East Dubuque, Illinois and produces primarily ammonia and UAN, using natural gas as the primary feedstock. Our Pasadena Facility is located in Pasadena, Texas, and produces ammonium sulfate, ammonium thiosulfate and sulfuric acid, using ammonia and sulfur as the facility’s primary feedstocks.

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

Our Pasadena Facility purchases ammonia as a feedstock at contractual prices based on the monthly Tampa Index market, while our East Dubuque Facility sells ammonia at prevailing prices in the Mid Corn Belt, which are typically significantly higher than Tampa ammonia prices.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and judgments relate to: revenue recognition, inventories, the valuation of long-lived assets and intangible assets, recoverability of goodwill, accounting for major maintenance and the acquisition method of accounting. Actual amounts could differ significantly from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Annual Report.

FACTORS AFFECTING COMPARABILITY OF FINANCIAL INFORMATION

Our historical results of operations for the periods presented may not be comparable with our results of operations for the subsequent periods for the reasons discussed below.

Expansion Projects and Other Significant Capital Projects

We have commenced and are evaluating additional potential projects to expand the production capabilities and product offerings at our facilities. We expect to incur significant costs and expenses for the construction and development of such projects. We also expect our depreciation expense to increase as we place additional assets into service. Consequently, our results of operations for periods prior to, during and after the construction of any expansion project or other significant capital project may not be comparable.

Acquisitions

One of our business strategies is to pursue acquisitions in related businesses. We may evaluate acquisitions of assets and businesses that generate qualifying income. If completed, acquisitions could have significant effects on our business, financial condition and results of operations. We cannot assure you that we will enter into any definitive agreements on satisfactory terms, or at all, with respect to any acquisitions. Costs associated with potential acquisitions are expensed as incurred, and could be significant.

FACTORS AFFECTING RESULTS OF OPERATIONS

Seasonality

East Dubuque Facility

Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the seasonality of our sales. Our and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. The following table shows product tonnage (in thousands) shipped by our East Dubuque Facility for the three months ended March 31, 2014 and for each comparable quarter in the years ended December 31, 2013, 2012 and 2011.

	2014	2013	2012	2011
Quarter ended March 31	92	110	92	89
Quarter ended June 30	n/a	144	160	213
Quarter ended September 30	n/a	176	180	125
Quarter ended December 31	n/a	70	133	145

Total Tons Shipped	92	500	565	572

We typically ship the highest volume of tons from our East Dubuque Facility during the spring planting season, which occurs during the quarter ending June 30 of each year, and the next highest volume of tons after the fall harvest during the quarter ending December 31 of each year. However, as reflected in the table above, the seasonal patterns may change substantially from year-to-year due to various circumstances, including timing of or changes in weather. These seasonal increases and decreases in demand also can cause fluctuations in sales prices. In more mild winter seasons with warmer weather, early planting may shift significant ammonia sales into the quarter ending March 31. Wet or cold weather during the normal spring application season can delay deliveries that would normally occur in the spring. Weather conditions can also affect the mix of demand for our products at various times in the year, as certain conditions favor the application of ammonia, while other conditions favor the application of UAN solution.

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

Pasadena Facility

We have observed significant seasonality and effects of weather on the timing of deliveries for our Pasadena Facility’s domestic products. International sales to Brazil and New Zealand may partially offset this domestic seasonal pattern. Domestic prices for ammonium sulfate and ammonium thiosulfate normally reach their highest in the spring, decrease in the summer, and increase again in the fall. We adjust the sales prices of these products seasonally in order to facilitate distribution of the products throughout the year. We operate the ammonium sulfate plant at our Pasadena Facility throughout the year to the extent that there is available storage capacity for this product. We have 60,000 tons of storage capacity for ammonium sulfate at the facility, and an arrangement with IOC that permits us to store 59,500 tons of ammonium sulfate at IOC-controlled terminals, which are located near end customers. We manage the storage capacity by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity were to be insufficient, we would be forced to cease production of the product until such capacity became available. Our Pasadena Facility’s fertilizer products are sold on the spot market for immediate delivery and, to a much lesser extent, under product prepayment contracts for future delivery at fixed prices. The following table shows product tonnage (in thousands) shipped by our Pasadena Facility for the three months ended March 31, 2014 and for each quarter in the year ended December 31, 2013.

	2014	2013
Quarter ended March 31	155	110
Quarter ended June 30	n/a	178
Quarter ended September 30	n/a	202
Quarter ended December 31	n/a	140

Total Tons Shipped	155	630

SELECTED FINANCIAL DATA

The following table includes selected summary financial data for the three months ended March 31, 2014 and 2013. The data below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. The data below is in thousands, except for per unit data, product pricing, $ per MMBtu and on-stream factors.

	For the Three Months Ended March 31,
	2014	2013
STATEMENTS OF INCOME DATA
Revenues	$56,280	$59,564
Cost of sales	$42,516	$36,845
Gross profit	$13,764	$22,719
Operating income	$8,159	$17,015
Other expense, net	$(5,004)	$(1,926)
Income before income taxes	$3,155	$15,089
Income tax expense	$30	$80
Net income	$3,125	$15,009
Net income per common unit – Basic	$0.08	$0.38
Net income per common unit – Diluted	$0.08	$0.38
Weighted-average units used to compute net income per common unit:
Basic	38,889	38,839
Diluted	38,936	38,891
FINANCIAL AND OTHER DATA
Net cash flow provided by (used in):
Operating activities	$23,057	$22,168
Investing activities	$(17,885)	$(12,330)
Financing activities	$(1,954)	$(15,584)
Adjusted EBITDA(1)	$11,463	$20,623
Cash available for distribution per unit(1)	$0.08	$0.50
KEY OPERATING DATA
Products sold (tons):
Ammonia(2)	7	11
UAN(2)	49	61
Ammonium sulfate(3)	112	54
Products pricing (dollars per ton):
Ammonia(2)	$541	$739

	For the Three Months Ended March 31,
	2014	2013
UAN(2)	$265	$301
Ammonium sulfate(3)	$191	$320
Production (tons):
Ammonia(2)	78	74
UAN(2)	79	77
Ammonium sulfate(3)	146	127
Natural gas used in production(2):
Volume (MMBtu)	2,858	2,747
Pricing ($ per MMBtu)	$5.17	$3.98
Natural gas in cost of sales(2):
Volume (MMBtu)	1,521	1,653
Pricing ($ per MMBtu)	$5.28	$3.97
Ammonia in cost of sales(3):
Volume (tons)	32	16
Sulfur in cost of sales(3):
Volume (tons)	39	31
On-stream factors(4):
Ammonia(2)	100.0%	100.0%
UAN(2)	97.8%	100.0%
Ammonium sulfate(3) (5)	81.1%	81.9%

	As of March 31, 2014	As of December 31, 2013
BALANCE SHEET DATA
Cash	$37,278	$34,060
Working capital	$18,698	$21,188
Construction in progress	$32,937	$33,531
Total assets	$442,735	$406,344
Debt	$320,000	$320,000
Total long-term liabilities	$324,588	$324,642
Total partners’ capital	$24,764	$23,125

(1)	Adjusted EBITDA is defined as net income plus interest expense and other financing costs, income tax expense, depreciation and amortization and fair value adjustment to earn-out consideration, net of gain on interest rate swaps. We calculate cash available for distribution as used in this table as Adjusted EBITDA plus non-cash compensation expense less the sum of maintenance capital expenditures not funded by financing proceeds, net interest expense and cash reserved for working capital purposes. Adjusted EBITDA and cash available for distribution are used as supplemental financial measures by management and by external users of our consolidated financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; and

•	our operating performance and return on invested capital compared to those of other publicly traded limited partnerships and other public companies, without regard to financing methods and capital structure.

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

The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to net income for the periods presented.

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Net income	$3,125	$15,009
Add:
Net interest expense	5,004	1,803
Gain on interest rate swaps	—	(89)
Income tax expense	30	80
Depreciation and amortization	3,304	3,608
Fair value adjustment to earn-out consideration	—	212

Adjusted EBITDA	$11,463	$20,623

The table below reconciles cash available for distribution to Adjusted EBITDA, both of which are non-GAAP financial measures, for the three months ended March 31, 2014.

(in thousands, except per unit data)
Adjusted EBITDA	$11,463
Plus: Non-cash compensation expense	496
Less: Maintenance capital expenditures (a)	(2,494)
Less: Net interest expense	(5,004)
Less: Cash reserved for working capital purposes	(1,350)

Cash available for distribution	$3,111

Cash available for distribution, per unit	$0.08
Common units outstanding	38,890

(a)	Excludes approximately $3.1 million of maintenance capital expenditures at our Pasadena Facility funded by debt.
(2)	Key operating data for the East Dubuque Facility.
(3)	Key operating data for the Pasadena Facility.
(4)	The respective on-stream factors for the ammonia, UAN and ammonium sulfate plant equal the total days the applicable plant operated in any given period, divided by the total days in that period.
(5)	The ammonium sulfate plant is typically out of service for 12 to 14 hours per week for regular maintenance.

Business Segments

We operate in two business segments, which are East Dubuque and Pasadena. See Note 9 — Segment Information in Part I—Item 1. “Financial Statements” in this report for more information on the description of the segments.

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues
East Dubuque	$28,491	$34,549
Pasadena	27,789	25,015

Total revenues	$56,280	$59,564

Gross profit
East Dubuque	$12,398	$18,746
Pasadena	1,366	3,973

Total gross profit	$13,764	$22,719

Selling, general and administrative expense
East Dubuque	$1,133	$1,345
Pasadena	1,829	1,242

Total segment selling, general and administrative expense	$2,962	$2,587

Depreciation and amortization
East Dubuque	$37	$73
Pasadena	296	875

Total depreciation and amortization recorded in operating expenses	$333	$948

East Dubuque	2,205	2,233
Pasadena	766	427

Total depreciation and amortization recorded in cost of sales	$2,971	$2,660

Total depreciation and amortization	$3,304	$3,608

Net income (loss)
East Dubuque	$11,209	$17,270
Pasadena	(786)	1,816

Total segment net income	$10,423	$19,086

Reconciliation of segment net income to consolidated net income:
Segment net income	$10,423	$19,086
Partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,316)	(2,154)
Partnership and unallocated expenses recorded as other expense	—	(212)
Unallocated interest expense and loss on interest rate swaps	(4,982)	(1,711)

Consolidated net income	$3,125	$15,009

Partnership and unallocated expenses represent costs that relate directly to the Partnership and its subsidiaries but are not allocated to a segment. Partnership and unallocated expenses recorded in selling, general and administrative expenses consist primarily of business development expenses for the Partnership; unit-based compensation expense for executives of RNP; services from Rentech for executive, legal, finance, accounting, human resources, and investor relations support in accordance with the services agreement between the Partnership and Rentech; audit and tax fees; legal fees; compensation for Partnership level personnel; certain insurance costs and board expenses. The increase of approximately $0.2 million in partnership and unallocated expenses recorded as selling, general and administrative expenses between the three months ended March 31, 2014 and 2013 was primarily due to an increase in various accounting, tax and legal fees of approximately $0.4 million and personnel costs of approximately $0.1 million, partially offset by a decrease of approximately $0.1 million in each of unit-based compensation and acquisition related expenses. Partnership and unallocated expenses recorded as other expense during the three months March 31, 2013 represents a fair market value adjustment to earn-out consideration. Unallocated interest expense for 2014 represents primarily interest expense on the Notes.

East Dubuque

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013:

Revenues

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues:
Product shipments	$23,973	$34,467
Other	4,518	82

Total revenues — East Dubuque	$28,491	$34,549

	For the Three Months Ended March 31, 2014		For the Three Months Ended March 31, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product shipments:
Ammonia	7	$3,535	11	$8,046
UAN	49	13,024	61	18,394
Urea (liquid and granular)	13	5,740	11	5,898
Carbon dioxide (CO2)	20	693	23	786
Nitric acid	3	981	4	1,343
Other	N/A	4,518	N/A	82

Total	92	$28,491	110	$34,549

We generate revenue in our East Dubuque segment primarily from sales of nitrogen fertilizer products manufactured at our East Dubuque Facility that are used primarily in corn production. Our East Dubuque Facility produces ammonia, UAN, liquid and granular urea, nitric acid and CO2 using natural gas as a feedstock. Revenues are seasonal based on the planting, growing, and harvesting cycles of customers utilizing nitrogen fertilizer.

Revenues for the three months ended March 31, 2014 were $28.5 million, compared to $34.5 million for the same period last year. The decrease was primarily the result of lower ammonia and UAN deliveries, and lower sales prices for all products. Lower revenues from fertilizer products were partially offset by an increase in sales of natural gas that were recorded in other revenue.

The decrease in ammonia and UAN sales volume was due to unusually high sales volumes for the first quarter of 2013. Two unexpected outages at the ammonia plant during the fourth quarter of 2012 reduced production of ammonia and UAN. Deliveries of both products that had been expected in late 2012 were shifted into the first quarter of 2013.

The average sales prices per ton for the three months ended March 31, 2014 were approximately 27% lower for ammonia and 12% lower for UAN, as compared with the same period last year. These two products comprised approximately 58% of the total revenues for the three months ended March 31, 2014 and 77% of total revenues for the first quarter of 2013. The decreases in our sales prices for ammonia and UAN were consistent with the decline in global nitrogen fertilizer prices between the two periods caused by significantly higher levels of low priced urea on the market, particularly from China.

Other revenues represent sales of natural gas. We occasionally sell natural gas when purchase commitments exceed production requirements and storage capacities or when the margin from selling natural gas exceeds the margin from producing additional ammonia. On rare occasions, we have also purchased natural gas with the specific intent of immediately reselling it when local market anomalies create low-risk opportunities for gain. During the three months ended March 31, 2014, temporary operational problems with a natural gas pipeline in the Midwest caused a significant spike in the local price of natural gas. This created a unique opportunity to purchase natural gas from other locations at lower prices for the purpose of reselling it at significantly higher prices. We also sold natural gas originally purchased for production at a gross profit that exceeded the expected gross profit from additional production using that natural gas. We sold, at an average price of $29.90 per MMBtu, approximately 151,000 MMBtus of natural gas that cost an average of $9.42 per MMBtu. Approximately half of the natural gas sold had been intended for production. The total $4.5 million in natural gas sales resulted in a gross profit of approximately $3.1 million, a profit significantly higher than the profit we would likely have realized on the 2,900 tons of lost ammonia production.

Cost of Sales

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Cost of sales	$16,093	$15,803

Cost of sales for the three months ended March 31, 2014 were $16.1 million, compared to $15.8 million for the same period last year. Although the total cost of sales remained fairly flat between periods, the cost of natural gas purchased for resale was $1.4 million higher in 2014 than in 2013. The dollar amount of natural gas in product cost of sales remained the same for the two periods. In 2014, the cost per MMBtu of natural gas was higher, but in 2013 we sold more product. The increase in cost of sales due to natural gas sales was partially offset by lower repair costs in the three months ended March 31, 2014 as compared to last year. There were several outages involving the urea production during the first quarter of 2013. Natural gas and labor costs comprised approximately 50% and 16%, respectively, of cost of sales on product shipments for the three months ended March 31, 2014, and approximately 42% and 16%, respectively, of cost of sales on product shipments for the same period last year.

Depreciation expense included in cost of sales was approximately $2.2 million for each of the three months ended March 31, 2014 and 2013.

Gross Profit

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Gross profit	$12,398	$18,746

Gross profit was approximately $12.4 million for the three months ended March 31, 2014 compared to approximately $18.7 million for the same period last year. Gross profit margin for the three months ended March 31, 2014 was 44%, compared to 54% for the same period last year. The decrease in gross profit and gross profit margin was due to the decline in revenues associated with lower deliveries and product pricing in addition to increased natural gas costs. Gross profit margin can vary significantly from period to period due to changes in nitrogen fertilizer prices and natural gas costs, both of which are commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. In addition, there are certain fixed costs of operating our East Dubuque Facility that are recorded in cost of sales and whose impact on gross profit and gross margins varies as product sales volumes vary seasonally.

Operating Expenses

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating expenses:
Selling, general and administrative	$1,133	$1,345
Depreciation and amortization	37	73
Other	(6)	15

Total operating expenses — East Dubuque	$1,164	$1,433

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2014 were approximately $1.1 million, compared to approximately $1.3 million for the same period last year.

Depreciation and Amortization. Depreciation expense included in operating expense was approximately $37,000 for the three months ended March 31, 2014 compared to approximately $73,000 for the same period last year. A portion of depreciation expense was associated with assets supporting general and administrative functions and was recorded in operating expense. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on product volumes.

Operating Income

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating income	$11,234	$17,313

Operating income for the three months ended March 31, 2014 was approximately $11.2 million, compared to approximately $17.3 million for the same period last year. The decrease was primarily due to lower revenues and higher cost of sales partially offset by lower selling, general and administrative expenses and depreciation and amortization expense as described above.

Pasadena

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013:

Revenues

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues — Pasadena	$27,789	$25,015

	For the Three Months Ended March 31, 2014		For the Three Months Ended March 31, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Revenues — Pasadena:
Ammonium sulfate	112	$21,394	54	$17,217
Sulfuric acid	21	1,771	41	4,065
Ammonium thiosulfate	22	4,100	15	2,893
Other	N/A	524	N/A	840

Total	155	$27,789	110	$25,015

We generate revenue in our Pasadena segment primarily from sales of nitrogen fertilizer products manufactured at our Pasadena Facility that are used in the production of corn, soybeans, potatoes, cotton, canola, alfalfa and wheat. The facility produces ammonium sulfate, sulfuric acid and ammonium thiosulfate.

Revenues for the three months ended March 31, 2014 were $27.8 million compared to $25.0 million for the same period last year. The increase was primarily the result of higher ammonium sulfate sales volumes that were almost completely offset by a decrease in ammonium sulfate sales prices.

Both domestic and international sales increased as a result of higher ammonium sulfate production following the completion of the ammonium sulfate debottlenecking project in December 2013. Production of ammonium sulfate increased by approximately 14% during the first quarter as compared to the same period last year. Ammonium sulfate is produced by combining ammonia and sulfuric acid. Following the expansion of ammonium sulfate production capacity, there was less sulfuric acid product available for sale, which was the reason for the decline in sulfuric acid sales volume during the three months ended March 31, 2014 as compared to the same period last year.

Average sales prices per ton dropped by 40% for ammonium sulfate and by 14% for sulfuric acid for the three months ended March 31, 2014 as compared with the same period last year. These two products comprised approximately 83% of the revenues from our Pasadena Facility for the first quarter and 85% for the same period last year. The decrease in our average ammonium sulfate price was primarily a result of the global decline in nitrogen pricing. Ammonium sulfate prices in particular were also impacted by additional supply of ammonium sulfate produced by new caprolactam plants coming on line in China. Ammonium sulfate is a byproduct of caprolactam production. The average sales price of our ammonium sulfate also decreased this quarter as compared to the same period last year due to the higher proportion of export sales, which are typically priced lower than domestic sales.

Ammonium sulfate deliveries in the first quarter of 2014 were slightly hampered by a scarcity of rail cars throughout North America. We have leased rail cars directly to help alleviate the problem, and we are starting to see some improvement in the situation; however, total spring deliveries are expected to be lower due to the problem.

Cost of Sales

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Cost of sales	$26,423	$21,042

Cost of sales for the three months ended March 31, 2014 was $26.4 million, compared to $21.0 million for the same period last year. The increase in cost of sales was primarily due to a higher volume of ammonium sulfate sold, partially offset by lower input costs per ton for ammonia and sulfur. Ammonia and sulfur together comprised approximately 69% and 74% of cost of sales for the three months ended March 31, 2014 and 2013, respectively. Labor costs comprised approximately 6% and 4% of cost of sales for the three months ended March 31, 2014 and 2013, respectively. During the same period last year, we wrote-down our sulfur and sulfuric acid inventory by approximately $0.5 million due to lower market prices of sulfuric acid, in accordance with accounting guidance.

Depreciation expense included in cost of sales was approximately $0.8 million and $0.4 million for each of the three months ended March 31, 2014 and 2013.

Gross Profit

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Gross profit	$1,366	$3,973

Gross profit was $1.4 million for the three months ended March 31, 2014 compared to $4.0 million for the same period last year. Gross profit margin for the first quarter was 5% compared to 16% for the same period last year. The decrease in gross profit and gross profit margin was primarily due to the decline in average sales prices for ammonium sulfate. Similar to our East Dubuque Facility, gross profit margin can vary significantly from period to period due to changes in the prices of nitrogen fertilizer, ammonia and sulfur, which are commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. In addition, there are certain fixed costs of operating our Pasadena Facility that are recorded in cost of sales and whose impact on gross profit and gross margins varies as product sales volumes vary seasonally. Moreover, forward sales contracts have not developed for ammonium sulfate to the extent that they have for other nitrogen fertilizer products, so it is not possible to lock product prices and input prices at the same time, as has been our practice for a portion of the sales of the most important products of our East Dubuque Facility. Since input prices for ammonium sulfate are typically fixed several months before the corresponding product price, margins may be compressed during a declining commodity market.

Operating Expenses

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating expenses:
Selling, general and administrative	$1,829	$1,242
Depreciation and amortization	296	875

Total operating expenses — Pasadena	$2,125	$2,117

Operating expenses were approximately $2.1 million for the three months ended March 31, 2014 and 2013. These expenses were comprised primarily of selling, general and administrative expense and depreciation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2014 were approximately $1.8 million, compared to approximately $1.2 million for the same period last year. The increase was primarily due to an increase in personnel costs of approximately $0.5 million, including severance costs of approximately $0.2 million.

Depreciation and Amortization. Depreciation and amortization expense included in operating expense was approximately $0.3 million for the three months ended March 31, 2014 compared to approximately $0.9 million for the same period last year. These amounts represent amortization of intangible assets. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on product volumes.

Operating Income (Loss)

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating income (loss)	$(759)	$1,856

Operating loss was approximately $0.8 million for the three months ended March 31, 2014 compared to operating income of approximately $1.9 million for the same period last year. The decrease was primarily due to higher cost of sales and selling, general and administrative expenses partially offset by lower depreciation and amortization expense as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have historically been cash from operations and borrowings. We intend to fund all of the remaining costs of our urea expansion project at our East Dubuque Facility and the replacement of our sulfuric acid converter and our power generation project, both at our Pasadena Facility, with cash on hand, which includes proceeds from prior financings. The Board of our General Partner recently approved a $7.0 million expansion project to upgrade a nitric acid compressor train at our East Dubuque Facility, which we expect to increase production of nitric acid and UAN. We expect to fund this project and any additional projects with new equity or debt capital. We expect to be able to fund our operating needs, including maintenance capital expenditures, from operating cash flow and cash on hand, for at least the next 12 months, however, we may not distribute to our unitholders all of the cash we generate during that period. In the fourth quarter of 2013, our operating cash flow was negative, which reduced our working capital reserves. We expect to replenish working capital by distributing less cash than we generate, or by raising equity capital. It is possible that our operating cash flow could again be negative during certain periods due to the seasonality of our business. Borrowing pursuant to our Credit Facility is subject to compliance with certain conditions, and as of March 31, 2014, we did satisfy those conditions. Based on our current forecast, we expect to be able to borrow under the Credit Facility, as amended, but cash distribution to our unitholders would be prohibited if we have outstanding balances on the Credit Facility or if there are no outstanding balances, we do not meet the requisite financial covenants as described under the Credit Agreement.

Capital markets have experienced periods of extreme uncertainty in the recent past, and access to those markets may become difficult. If we need to access capital markets, we cannot assure you that we will be able to do so on acceptable terms, or at all.

Distributions

Our policy is generally to distribute to our unitholders all of the cash available for distribution we generate each quarter, which could materially affect our liquidity and limit our ability to grow and make acquisitions. Cash available for distribution for each quarter will be determined by the Board of our General Partner following the end of such quarter. Cash available for distribution for each quarter will generally be calculated as the cash we generate during the quarter, less cash needed for maintenance capital expenditures not funded by capital proceeds, debt service and other contractual obligations. The Board may exercise its discretion to increase or decrease cash distributions compared to such calculation, which would have the effect of decreasing or increasing our cash reserves for future operating or capital needs as deemed appropriate for our projected liquidity needs by the Board of our General Partner. If we experience a quarter or quarters with negative cash available for distribution, then we may distribute less cash than we generate in a subsequent quarter or quarters in order to replenish working capital reserves. As a result of our quarterly distributions, our liquidity may be significantly affected. We expect to finance substantially all of our growth externally, either with commercial bank borrowings or by issuances of debt or equity. However, our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we may change our distribution policy at any time and from time to time. Cash distributions in 2014 may be significantly less than cash available for distribution if we elect to distribute less cash than we generate in order to replenish working capital reserves that were diminished by the negative cash available for distribution in the fourth quarter of 2013.

The following is a summary of cash distributions paid to common unitholders and holders of phantom units during the three months ended March 31, 2014 for the respective quarter to which the distributions relate:

	December 31, 2013	Total Cash Distributions Paid in 2014
	(in thousands, except for per unit amounts)
Distribution to common unitholders — affiliates	$1,162	$1,162
Distribution to common unitholders — non-affiliates	792	792

Total amount paid	$1,954	$1,954

Per common unit	$0.05	$0.05

Common and phantom units outstanding	39,081

Debt

For a description of the terms of the Notes, see Note 8 — Debt to the consolidated financial statements included in Part II—Item 8. “Financial Statements and Supplementary Data” in the Annual Report. For a description of the terms of the Credit Agreement, see Note 5 — Debt to the consolidated financial statements included in Part I—Item 1. “Financial Statements” in this report.

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

Maintenance capital expenditures for our East Dubuque Facility totaled approximately $1.9 million and $1.5 million in the three months ended March 31, 2014 and 2013, respectively. Maintenance capital expenditures for our East Dubuque Facility are expected to be approximately $8.6 million for the year ending December 31, 2014. Expansion capital expenditures for our East Dubuque Facility totaled approximately $1.8 million and $8.9 million in the three months ended March 31, 2014 and 2013, respectively. Expansion capital expenditures for our East Dubuque Facility are expected to be approximately $12.9 million for the year ending December 31, 2014 which are primarily related to our nitric acid expansion, our urea expansion and the purchase of spare parts related to our ammonia production and storage capacity expansion.

Maintenance capital expenditures for our Pasadena Facility totaled approximately $3.7 million and $0.8 million in the three months ended March 31, 2014 and 2013, respectively. Maintenance capital expenditures for our Pasadena Facility are expected to be approximately $21.8 million for the year ending December 31, 2014. The maintenance capital expenditures expected in 2014 include approximately $14.6 million to complete replacement of the sulfuric acid converter at the sulfuric acid plant at our Pasadena Facility, which is being funded with proceeds from prior financings. Expansion capital expenditures for our Pasadena Facility totaled approximately $2.4 million and $0.5 million in the three months ended March 31, 2014 and 2013, respectively. Expansion capital expenditures for our Pasadena Facility are expected to be approximately $13.5 million for the year ending December 31, 2014 for expenditures primarily related to the power generation project.

We expect to fund the remainder of the expected costs of our urea expansion project at our East Dubuque Facility and our power generation expansion project and our sulfuric acid converter maintenance project at our Pasadena Facility, from cash on hand, which includes proceeds from prior financings. We expect to fund the estimated $7.0 million cost of our nitric acid expansion project at our East Dubuque Facility with new equity or debt capital.

Our forecasted capital expenditures are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our facilities.

CASH FLOWS

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$23,057	$22,168
Investing activities	(17,885)	(12,330)
Financing activities	(1,954)	(15,584)

Net increase (decrease) in cash	$3,218	$(5,746)

Operating Activities

Revenues were approximately $56.3 million for the three months ended March 31, 2014 compared to approximately $59.6 million for the same period last year. The decrease in revenue for the three months ended March 31, 2014 was primarily the result of a decrease in ammonia and UAN sales volume and sales prices for all products, partially offset by an increase in natural gas sales recorded in other revenue. Deferred revenue increased $29.1 million during the three months ended March 31, 2014, versus an increase of $30.0 million during the same period last year. The increase during both periods was due to seasonality of our East Dubuque Facility’s business, as cash is typically received from customers during the three months ended March 31 of each year for product prepayment contracts covering product expected to be delivered in the spring. Deferred revenue was also impacted for the three months ended March 31, 2013 because the Pasadena Facility had an increase in ammonium sulfate held in IOC terminals that had not sold through to end customers.

Net cash provided by operating activities for the three months ended March 31, 2014 was approximately $23.1 million. We had net income of $3.1 million for the three months ended March 31, 2014. Accounts receivable increased by approximately $9.7 million due primarily to increased sales volumes at our facilities between the fourth quarter of 2013 and the first quarter of 2014. Inventories increased by approximately $17.9 million during this quarter, which was due to the normal seasonality of our business. During the winter months, we typically build inventory balances for the high volume spring planting season. Accounts payable increased by approximately $8.8 million due primarily to increased costs for natural gas and electricity at our East Dubuque Facility and ammonia at our Pasadena Facility. The increase at both of our facilities was due to increased production as a result of recently completed expansion projects. Accrued interest increased by approximately $5.2 million due to the Notes.

Net cash provided by operating activities for the three months ended March 31, 2013 was approximately $22.2 million. We had net income of $15.0 million for the three months ended March 31, 2013. Inventories increased by approximately $23.7 million due to the normal seasonality of our business, as discussed above.

Investing Activities

Net cash used in investing activities was approximately $17.9 million and $12.3 million, respectively, for the three months ended March 31, 2014 and 2013. For the three months ended March 31, 2014, net cash used in investing activities was primarily related to the power generation project and the sulfuric acid converter replacement project at our Pasadena Facility. During the same period last year net cash used in investing activities was primarily related to the ammonia production and storage capacity expansion project at our East Dubuque Facility.

Financing Activities

Net cash used in financing activities was approximately $2.0 million and $15.6 million, respectively, for the three months ended March 31, 2014 and 2013. During the three months ended March 31, 2014, we made distributions of approximately $2.0 million. During the three months ended March 31, 2013, we made distributions of approximately $29.2 million and made borrowings of approximately $15.6 million.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of March 31, 2014 are not materially different from those disclosed in Part II—Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report. Reference is also made to Note 5 — Debt and Note 6 — Commitments and Contingencies to the accompanying consolidated financial statements in Part I—Item 1. “Financial Statements” in this report.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For qualitative and quantitative disclosure about market risk, see Part II—Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report. As of March 31, 2014, there were no material changes in the types or nature of the market risk described in our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A description of the legal proceedings to which the Partnership and its subsidiary are a party is contained in Note 6 to the consolidated financial statements, “Commitments and Contingencies,” included in Part I—Item 1. “Financial Statements” of this report.

ITEM 6. EXHIBITS.

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Partners’ Capital, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH NITROGEN PARTNERS, L.P. BY: RENTECH NITROGEN GP, LLC, ITS GENERAL PARTNER

Dated: May 12, 2014	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer and Director of Rentech Nitrogen GP, LLC

Dated: May 12, 2014	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer of Rentech Nitrogen GP, LLC