Form 10-Q
period 2014-06-30
Rentech Nitrogen Partners, L.P.
filed 2014-08-18
CIK 1525998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, the registrant had 38,904,944 common units outstanding.

RENTECH NITROGEN PARTNERS, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	As of
	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash	$20,100	$34,060
Accounts receivable	13,404	7,434
Inventories	33,373	31,102
Prepaid expenses and other current assets	8,167	4,942
Other receivables	741	2,227

Total current assets	75,785	79,765

Property, plant and equipment, net	235,568	234,359

Construction in progress	48,499	33,531

Other assets
Goodwill	—	27,202
Intangible assets	21,706	22,298
Debt issuance costs	7,862	8,404
Other assets	763	785

Total other assets	30,331	58,689

Total assets	$390,183	$406,344

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$12,243	$9,793
Payable to general partner	5,132	5,353
Accrued liabilities	12,106	18,444
Deferred revenue	18,598	20,365
Accrued interest	4,507	4,622

Total current liabilities	52,586	58,577

Long-term liabilities
Debt	320,000	320,000
Asset retirement obligation	2,845	2,822
Other	1,688	1,820

Total long-term liabilities	324,533	324,642

Total liabilities	377,119	383,219

Commitments and contingencies (Note 8)
Partners’ Capital
Common unitholders — 38,893 units issued and 38,889 units outstanding at June 30, 2014 and December 31, 2013, respectively	11,780	21,816
Accumulated other comprehensive income	1,284	1,309
General partner’s interest	—	—

Total partners’ capital	13,064	23,125

Total liabilities and partners’ capital	$390,183	$406,344

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Operations

(Amounts in thousands, except per unit data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Revenues	$113,609	$103,956	$169,889	$163,520
Cost of sales	85,390	64,108	127,906	100,953

Gross profit	28,219	39,848	41,983	62,567

Operating expenses
Selling, general and administrative expenses	4,504	4,901	9,782	9,642
Depreciation and amortization	375	908	708	1,856
Pasadena goodwill impairment	27,202	—	27,202	—
Other (income) expense	228	(7)	222	8

Total operating expenses	32,309	5,802	37,914	11,506

Operating income (loss)	(4,090)	34,046	4,069	51,061

Other income (expense), net
Interest expense, net	(4,809)	(3,926)	(9,813)	(5,729)
Loss on debt extinguishment	—	(6,001)	—	(6,001)
Gain on fair value adjustment to earn-out consideration	—	4,823	—	4,611
Other expense, net	—	(96)	—	(7)

Total other expense, net	(4,809)	(5,200)	(9,813)	(7,126)

Income (loss) before income taxes	(8,899)	28,846	(5,744)	43,935
Income tax expense	25	125	55	205

Net income (loss)	$(8,924)	$28,721	$(5,799)	$43,730

Basic net income (loss) per common unit allocated to common unitholders	$(0.23)	$0.74	$(0.15)	$1.12
Diluted net income (loss) per common unit allocated to common unitholders	$(0.23)	$0.74	$(0.15)	$1.12
Weighted-average shares used to compute net income (loss) per common share:
Basic	38,891	38,842	38,890	38,840

Diluted	38,891	38,899	38,890	38,910

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Net income (loss)	$(8,924)	$28,721	$(5,799)	$43,730

Other comprehensive income (loss), net of tax:
Pension and postretirement plan adjustments	(13)	2	(25)	8

Other comprehensive income (loss)	(13)	2	(25)	8

Comprehensive income (loss)	$(8,937)	$28,723	$(5,824)	$43,738

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statement of Partners’ Capital

(Amounts in thousands)

	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive Income	General Partner	Total Partners’ Capital
	(Unaudited)
Balance, December 31, 2013	38,889	$21,816	$1,309	$—	$23,125
Common units	4	(31)	—	—	(31)
Distributions to common unitholders – affiliates	—	(3,023)	—	—	(3,023)
Distributions to common unitholders – non-affiliates	—	(2,058)	—	—	(2,058)
Unit-based compensation expense	—	875	—	—	875
Net loss	—	(5,799)	—	—	(5,799)
Other comprehensive loss	—	—	(25)	—	(25)

Balance, June 30, 2014	38,893	$11,780	$1,284	$—	$13,064

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Six Months Ended June 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(5,799)	$43,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,933	7,995
Utilization of spare parts	3,200	1,486
Write-down of inventory	2,761	2,308
Non-cash interest expense	515	519
Pasadena goodwill impairment	27,202	—
Loss on debt extinguishment	—	6,001
Unit-based compensation	875	1,152
Other	748	(193)
Changes in operating assets and liabilities:
Accounts receivable	(5,970)	(147)
Inventories	(3,917)	(24,786)
Prepaid expenses and other current assets	(1,852)	(3,152)
Other receivables	1,486	(231)
Other assets	(1,351)	(200)
Accounts payable	2,637	(238)
Accrued liabilities, accrued payroll and other	(2,702)	(5,764)
Deferred revenue	(1,766)	(9,347)
Accrued interest	552	3,481

Net cash provided by operating activities	27,552	22,614

Cash flows from investing activities
Capital expenditures	(35,787)	(33,712)
Other items	(625)	10

Net cash used in investing activities	(36,412)	(33,702)

Cash flows from financing activities
Proceeds from issuance of notes	—	320,000
Proceeds from credit facilities	—	15,600
Payments and retirement of debt	—	(208,890)
Payment of debt issuance costs	(19)	(8,962)
Payment of offering costs	—	(950)
Distributions to common unitholders – affiliates	(3,023)	(29,063)
Distributions to common unitholders – non-affiliates	(2,058)	(19,682)

Net cash provided by (used in) financing activities	(5,100)	68,053

Increase (decrease) in cash	(13,960)	56,965
Cash, beginning of period	34,060	55,799

Cash, end of period	$20,100	$112,764

The following effects of certain non-cash investing and financing activities were excluded from the statements of cash flows for the six months ended June 30, 2014 and 2013:

Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$5,502	$7,289

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech Nitrogen Partners, L.P. (the “Partnership”) and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Neither authority requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of June 30, 2014, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014 (the “Annual Report”).

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

Fair values of cash, receivables, deposits, other current assets, accounts payable, accrued liabilities and other current liabilities were assumed to approximate carrying value since they are short term and can be settled on demand. These items meet the definition of Level 1 financial instruments as defined in “Note 3 – Fair Value.”

Accounting guidance establishes accounting and reporting requirements for derivative instruments and hedging activities. This guidance requires recognition of all derivative instruments as assets or liabilities on the Partnership’s balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. The Partnership currently does not designate any of its derivatives as hedges for financial accounting purposes. Gains and losses on derivative instruments not designated as hedges are currently included in earnings and reported under cash from operating activities. The Partnership does not have any master netting agreements or collateral relating to these derivatives.

The Partnership recognizes the unrealized gains or losses related to the commodity-based derivative instruments in its consolidated financial statements. The Partnership uses commodity-based derivatives to minimize its exposure to the fluctuations in natural gas prices.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. The Partnership tests goodwill for impairment annually, or more often if an event or circumstance indicates that an impairment may have occurred. The analysis of the potential impairment of goodwill is a two-step process. Step one of the impairment test consists of comparing the fair value of the reporting unit with the aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment.

There are significant assumptions involved in performing a goodwill impairment test, which include discount rates, terminal growth rates, future prices of end products and raw materials, terminal values and production volumes. The various valuation methods used (income approach, replacement cost and market approach) are also weighted in determining fair value. See “Note 6 — Goodwill”.

The Partnership has evaluated events occurring between June 30, 2014 and the date of these financial statements to ensure that such events are properly reflected in these statements.

Note 2 — Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued guidance that will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early application is not permitted. The Partnership is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosures.

In June 2014, the FASB issued guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Partnership is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosures.

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

A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Partnership classifies fair value balances based on the fair value hierarchy, defined as follows:

•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Partnership has the ability to access as of the reporting date.

•	Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

The following table presents the financial instruments that require fair value disclosure as of June 30, 2014.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Notes	$326,400	$—	$—	$320,000
Forward gas contracts	—	529	—	529

The following table presents the financial instruments that require fair value disclosure as of December 31, 2013.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Notes	$318,400	$—	$—	$320,000

Notes

The $320.0 million of 6.5% second lien senior secured notes due 2021 (the “Notes”) are deemed to be Level 1 financial instruments because there was an active market for such debt. The fair value of such debt had been determined based on market prices.

Forward Gas Contracts

Our East Dubuque Facility enters into forward gas purchase contracts to minimize its exposure to the fluctuations in natural gas prices. The forward gas contracts are deemed to be Level 2 financial instruments because the measurement is based on observable market data. The fair value of such contracts had been determined based on market prices. Gain or loss associated with forward gas contracts is recorded in cost of sales on the consolidated statement of operations. For the three and six months ended June 30, 2014, the amount of unrealized loss recorded was $0.5 million. These forward gas contracts are recorded in accrued liabilities on the balance sheet.

The following table presents a reconciliation of the change in the carrying value of the Agrifos earn-out consideration, a Level 3 financial instrument, as of June 30, 2013 (in thousands):

Balance at December 31, 2012	$4,920
Add: Unrealized gain	(4,611)

Balance at June 30, 2013	$309

The levels within the fair value hierarchy at which the Partnership’s financial instruments have been evaluated have not changed for any of the Partnership’s financial instruments during the three and six months ended June 30, 2014 and 2013.

Note 4 — Inventories

Inventories consisted of the following:

	As of
	June 30, 2014	December 31, 2013
	(in thousands)
Finished goods	$31,239	$26,690
Raw materials	1,856	4,193
Other	278	219

Total inventory	$33,373	$31,102

During the three and six months ended June 30, 2014, the Partnership wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $2.8 million to market value. During the three months ended June 30, 2013, the Partnership wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $1.8 million to market value. During the six months ended June 30, 2013, the Partnership wrote down the value of the Pasadena Facility’s ammonium sulfate, sulfur and sulfuric acid inventory by $2.3 million to market value. The various write-downs were reflected in cost of goods sold for the applicable periods.

Note 5 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	June 30, 2014	December 31, 2013
	(in thousands)
Land and land improvements	$22,655	$22,540
Buildings and building improvements	28,578	27,307
Machinery and equipment and catalysts	257,958	246,963
Furniture, fixtures and office equipment	300	258
Computer equipment and computer software	3,833	3,759
Vehicles	186	186
Other	210	210

	313,720	301,223
Less: Accumulated depreciation	(78,152)	(66,864)

Total property, plant and equipment, net	$235,568	$234,359

The construction in progress balance at June 30, 2014 of $48.5 million, which includes $1.8 million of capitalized interest costs, represents primarily the costs associated with the power generation project and the sulfuric acid converter replacement project.

Note 6 — Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2013 – Pasadena	$27,202
Goodwill impairment – Pasadena	(27,202)

Balance at June 30, 2014	$—

The Partnership tests goodwill assets for impairment annually, or more often if an event or circumstance indicates that impairment may have occurred. Management considered the inventory impairment as noted in “Note 4 – Inventories”, negative gross margin and EBITDA in the three months ended June 30, 2014 and revised cash flow projections developed during the three months ended June 30, 2014, taken together as indicators that a potential impairment of the goodwill related to the Pasadena Facility may have occurred. Factors that affect cash flow include, but are not limited to, product prices; product sales volumes; feedstock prices, labor, maintenance, and other operating costs; required capital expenditures, and plant productivity.

Cash flow projections decreased primarily because of a decline in forecasted product margins. The reduction of prices in the forecast was the result of an evaluation of many factors, including recent deterioration in reported margins. Average sales prices per ton dropped by 30% for ammonium sulfate and by 3% for sulfuric acid for the three months ended June 30, 2014, as compared with the same period last year. A global decline in nitrogen prices, along with higher exports of ammonium sulfate from China, put downward pressure on ammonium sulfate prices. The additional supplies from China originate from new plants that produce ammonium sulfate as a by-product of caprolactam. Current prices for ammonia and sulfur, key inputs for ammonium sulfate, have increased significantly during the second quarter. Global ammonia supplies are tight, supported by production issues in Egypt, Algeria, Trinidad and Qatar, as well as political issues in Libya and Ukraine.

The analysis of the potential impairment of goodwill is a two-step process. Step one of the impairment test consists of comparing the fair value of the reporting unit with the aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment. Step one of the goodwill impairment test involves a high degree of judgment and consists of a comparison of the fair value of a reporting unit with its book value. The fair value of the Pasadena reporting unit is based upon various assumptions and is based primarily on the discounted cash flows that the business can be expected to generate in the future (the “Income Approach”). The Income Approach valuation method requires the Company to make projections of revenue and costs over a multi-year period. Additionally, the Partnership made an estimate of a weighted average cost of capital that a market participant would use as a discount rate. The Partnership also considers other valuation methods including the replacement cost and market approach. Based upon its analysis of the fair value of the Pasadena reporting unit, the Partnership believes it is probable that the Pasadena reporting unit had a carrying value in excess of its fair value at June 30, 2014. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in accounting guidance.

Step two of the goodwill impairment test consists of comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. The estimated difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill. The valuation of assets and liabilities in step two is performed only for purposes of assessing goodwill for impairment and the Partnership did not adjust the net book value of the assets and liabilities on its balance sheet other than goodwill as a result of this process. The estimated difference between fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill. Completion of step two of the goodwill impairment test indicated no remaining residual value of goodwill and resulted in the Partnership recording an impairment charge of $27.2 million. The goodwill impairment was primarily the result of a decrease in the implied fair value of the Pasadena reporting unit. A deterioration in projected cash flows and an increase in the rate used to discount such cash flows contributed to this decrease. In addition, the implied residual value of goodwill decreased because of an increase in the amount of invested capital at the Pasadena Facility, which primarily was the result of capital expenditures for the power generation project and expenditures to replace the sulfuric acid converter.

Significant effort is required to determine the implied fair value of a reporting unit’s goodwill in step two of the goodwill impairment test and although the Partnership is unable to fully complete the process before filing this report, the $27.2 million impairment is its best estimate of the probable loss which will be finalized in the third quarter of 2014.

Note 7 — Debt

Credit Agreement

On April 12, 2013, the Partnership and Rentech Nitrogen Finance Corporation, a wholly owned subsidiary of the Partnership, entered into a credit agreement (the “Credit Agreement”). The Credit Agreement consisted of a $35.0 million senior secured revolving credit facility. As of June 30, 2014 and December 31, 2013, the Partnership had no outstanding borrowings under the Credit Agreement. See “Note 14 — Subsequent Events” regarding the incurrence of additional debt and the termination of the Credit Agreement subsequent to June 30, 2014.

Note 8 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Partnership’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted nitrogen fertilizer product sales in order to substantially fix gross margin on those product sales contracts. The Partnership may also enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. The Partnership occasionally enters into index-price contracts for the purchase of natural gas. The Partnership has entered into multiple natural gas forward purchase contracts for various delivery dates through April 30, 2015. Commitments for natural gas purchases consist of the following:

	As of
	June 30, 2014	December 31, 2013
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	4,580	2,071
MMBtus under index-price contracts	—	81

Total MMBtus under contracts	4,580	2,152

Commitments to purchase natural gas	$21,550	$8,571
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$4.71	$3.98

During July 2014, the Partnership entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through December 31, 2014. The total MMBtus associated with these additional forward purchase contracts are 0.8 million and the total amount of the purchase commitments is $3.3 million, resulting in a weighted average rate per MMBtu of $4.29 in these new commitments. The Partnership is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

Contractual Obligations

On April 17, 2013, RNPLLC entered into an engineering, procurement and construction contract (the “EPC Contract”) with Abeinsa Abener Teyma General Partnership (“Abeinsa”). The EPC Contract provides for Abeinsa to be the contractor on the power generation project at the Pasadena Facility. The value of the contract is $25.0 million and the project is expected to be completed by late 2014. As of June 30, 2014, the Partnership has paid $19.0 million and accrued an additional $1.0 million under the EPC contract.

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

Note 9 — Partners’ Capital and Partnership Distributions

The Partnership’s policy is to distribute all of the cash available for distribution that it generates each quarter. Cash available for distribution for each quarter will be determined by the board of directors (the “Board”) of the Partnership’s general partner (the “General Partner”) following the end of each quarter. The Partnership expects that cash available for distribution for each quarter will generally be calculated as the cash it generates during the quarter, less cash needed for maintenance capital expenditures not funded by capital proceeds, debt service and other contractual obligations, and any increases in cash reserves for future operating or capital needs that the Board of the General Partner deems necessary or appropriate. Increases or decreases in such reserves may be determined at any time by the Board of the General Partner as it considers, among other things, the cash flows or cash needs expected in approaching periods. The Partnership does not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in its quarterly distribution, nor does it intend to incur debt to pay quarterly distributions. The Partnership has no legal obligation to pay distributions. Distributions are not required by the Partnership’s partnership agreement and the Partnership’s distribution policy is subject to change at any time at the discretion of the Board of the General Partner. Any distributions made by the Partnership to its unitholders will be done on a pro rata basis. At June 30, 2014, the Partnership had outstanding 187,000 unit-settled phantom units. Each phantom unit entitles the holder to payments in amounts equal to the amounts of any distributions made to an outstanding unit by the Partnership. Payments to outstanding phantom units are not subtracted from operating cash flow in the calculation of cash available for distribution, but the payments made to phantom unitholders are recorded as distributions for accounting purposes. For information on the announcement of cash distributions refer to “Note 14 — Subsequent Events”.

The following is a summary of cash distributions paid to common unitholders and holders of phantom units during the six months ended June 30, 2014 for the respective quarter to which the distributions relate:

	December 31, 2013	March 31, 2014	Total Cash Distributions Paid in 2014
	(in thousands, except for per unit amounts)
Distribution to common unitholders — affiliates	$1,162	$1,861	$3,023
Distribution to common unitholders — non-affiliates	792	1,266	2,058

Total amount paid	$1,954	$3,127	$5,081

Per common unit	$0.05	$0.08	$0.13

Common and phantom units outstanding	39,081	39,081

Note 10 — Income Taxes

The Partnership and its subsidiaries are not directly subject to federal and state income taxes. Instead, their taxable income or loss is allocated to their individual partners or members. However, the Partnership and its subsidiaries are subject to Illinois replacement tax, Texas margin tax and California annual minimum franchise tax. For the three months ended June 30, 2014, Illinois replacement tax benefit of $2,000 and Texas margin tax expense of $27,000 were recorded. For the six months ended June 30, 2014, Illinois replacement tax expense of $1,000 and Texas margin tax expense of $54,000 were recorded.

Note 11 — Segment Information

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues
East Dubuque	$73,943	$61,717	$102,434	$96,266
Pasadena	39,666	42,239	67,455	67,254

Total revenues	$113,609	$103,956	$169,889	$163,520

Operating income (loss)
East Dubuque	$31,598	$36,370	$42,832	$53,683
Pasadena	(33,519)	138	(34,278)	1,994

Total segment operating income(loss)	$(1,921)	$36,508	$8,554	$55,677

Net income (loss)
East Dubuque	$31,578	$36,044	$42,787	$53,314
Pasadena	(33,546)	34	(34,332)	1,850

Total segment net income (loss)	$(1,968)	$36,078	$8,455	$55,164

Reconciliation of segment net income (loss) to consolidated net income (loss):
Segment net income (loss)	$(1,968)	$36,078	$8,455	$55,164
RNP – partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,169)	(2,462)	(4,485)	(4,616)
RNP – partnership and unallocated expenses recorded as other expense	—	(1,178)	—	(1,390)
RNP – unallocated interest expense and loss on interest rate swaps	(4,787)	(4,019)	(9,769)	(5,730)
RNP – Income tax benefit	—	302	—	302

Consolidated net income (loss)	$(8,924)	$28,721	$(5,799)	$43,730

	As of June 30,	As of December 31,
	2014	2013
	(in thousands)
Total assets
East Dubuque	$184,368	$175,430
Pasadena	179,350	188,836

Total segment assets	$363,718	$364,266

Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$363,718	$364,266
Partnership and other	26,465	42,078

Consolidated total assets	$390,183	$406,344

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

The following table sets forth the computation of basic and diluted net income per common unit (in thousands, except for per unit data).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$(8,924)	$28,721	$(5,799)	$43,730
Less: Income allocated to unvested units	15	115	25	194

Net income (loss) allocated to common unitholders	$(8,939)	$28,606	$(5,824)	$43,536

Denominator:
Weighted average common units outstanding	38,891	38,842	38,890	38,840
Effect of dilutive units:
Phantom units	—	57	—	70

Diluted units outstanding	38,891	38,899	38,890	38,910

Basic net income (loss) per common unit	$(0.23)	$0.74	$(0.15)	$1.12

Diluted net income (loss) per common unit	$(0.23)	$0.74	$(0.15)	$1.12

For the three and six months ended June 30, 2014, 187,000 phantom units were excluded from the calculation of diluted net income per common unit because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2013, no phantom units were excluded from the calculation of diluted net income per common unit because their inclusion would have been anti-dilutive.

Note 13 — Related Parties

The Partnership, the General Partner and Rentech, Inc. (“Rentech”) have entered into a services agreement, pursuant to which the Partnership and the General Partner obtain certain management and other services from Rentech. Under the services agreement, the Partnership, its subsidiaries and the General Partner are obligated to reimburse Rentech for (i) all costs, excluding share-based compensation, incurred by Rentech or its affiliates in connection with the employment of its employees who are seconded to the Partnership and who provide the Partnership services under the agreement on a full-time basis; (ii) a prorated share of costs, excluding share-based compensation, incurred by Rentech or its affiliates in connection with the employment of its employees, excluding seconded personnel, who provide the Partnership services under the agreement on a part-time basis, with such prorated share determined by Rentech on a commercially reasonable basis, based on the estimated percent of total working time that such personnel are engaged in performing services for the Partnership; (iii) a prorated share of certain administrative costs, in accordance with the agreement, including office costs, services by outside vendors, other general and administrative costs; and (iv) any taxes (other than income taxes, gross receipt taxes and similar taxes) incurred by Rentech or its affiliates for the services provided under the agreement. In accordance with the services agreement, Rentech billed the Partnership $1.6 million for the three months ended June 30, 2014, and $8.8 million for the same period last year. Rentech billed the Partnership $4.2 million for the six months ended June 30, 2014, and $12.8 million for the same period last year. In 2014, some vendors were billing directly to the Partnership, instead of Rentech.

Note 14 — Subsequent Events

GE Credit Agreement

On July 22, 2014, the Partnership replaced the Credit Agreement by entering into a new credit agreement (the “GE Credit Agreement”) by and among the Partnership and Finance Corporation as borrowers (the “Borrowers”), certain subsidiaries of the Partnership, as guarantors, General Electric Capital Corporation, for itself as agent for the lenders party thereto, the other financial institutions party thereto, and GE Capital Markets, Inc., as sole lead arranger and bookrunner.

The GE Credit Agreement consists of a $50.0 million senior secured revolving credit facility (the “Credit Facility”) with a $10.0 million letter of credit sublimit. The Partnership expects that the GE Credit Agreement will be used to fund growth projects, working capital needs, letters of credit and for other general partnership purposes.

Borrowings under the GE Credit Agreement bear interest at a rate equal to an applicable margin plus, at the Borrowers’ option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of one month plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is two business days prior to the first day of such interest period. The applicable margin for borrowings under the GE Credit Agreement is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings.

The Borrowers are required to pay a fee to the lenders under the GE Credit Agreement on the average undrawn available portion of the Credit Facility at a rate equal to 0.50% per annum. If letters of credit are issued, the Borrowers will also pay a fee to the lenders under the GE Credit Agreement at a rate equal to the product of the average daily undrawn face amount of all letters of credit issued, guaranteed or supported by risk participation agreements multiplied by a per annum rate equal to the applicable margin with respect to LIBOR borrowings. The Borrowers are also required to pay customary letter of credit fees on issued letters of credit. In the event the Borrowers reduce or terminate the commitments under the Credit Facility on or prior to the 18-month anniversary of the closing date, the Borrowers shall pay a prepayment fee equal to 1.0% of the amount of the commitment reduction.

The GE Credit Agreement terminates on July 22, 2019. The Borrowers may voluntarily prepay their utilization and/or permanently cancel all or part of the available commitments under the GE Credit Agreement in minimum increments of $5.0 million (subject to the prepayment fee described above). Amounts repaid may be reborrowed. Borrowings under the GE Credit Agreement are subject to mandatory prepayment under certain circumstances, with customary exceptions, from the proceeds of permitted dispositions of assets and from certain insurance and condemnation proceeds.

RNLLC, RNPLLC and Rentech Nitrogen Pasadena Holdings, LLC guarantee the GE Credit Agreement. The obligations under the GE Credit Agreement and the subsidiary guarantees thereof are secured by the same collateral securing the Notes, which includes substantially all the assets of the Partnership and its subsidiaries. After the occurrence and during the continuation of an event of default, proceeds of any collection, sale, foreclosure or other realization upon any collateral will be applied to repay obligations under the GE Credit Agreement and the subsidiary guarantees thereof to the extent secured by the collateral before any such proceeds are applied to repay obligations under the Notes.

The GE Credit Agreement contains a number of customary representations and warranties, affirmative and negative covenants and events of default. The covenants include, among other things, compliance with environmental laws, limitations on the incurrence of indebtedness and liens, the making of investments, the sale of assets and the making of restricted payments. In the event that, on a pro forma basis, less than 30% of the commitment amount is available for borrowing on any distribution date, then in order to make a distribution on such date (a) the Partnership must maintain a first lien leverage ratio no greater than 1.0 to 1 on a pro forma basis and (b) the sum of (i) the undrawn amount under the Credit Facility and (ii) cash maintained by the Partnership and its subsidiaries in collateral deposit accounts must be at least $5 million (after giving effect to the distribution). In addition, before the Partnership can make distributions, there cannot be any default under the GE Credit Agreement. The GE Credit Agreement also contains a requirement that the Partnership maintain a first lien leverage ratio not to exceed 1.0 to 1 at the end of each fiscal quarter where less than 30% of the commitment is available for drawing under the Credit Facility or a default has occurred and is continuing.

Distributions

On August 5, 2014, the Board of the General Partner declared a cash distribution to its common unitholders for the period April 1, 2014 through and including June 30, 2014 of $0.13 per unit, which will result in total distributions in the amount of $5.1 million, including payments to phantom unitholders. The cash distribution will be paid on August 29, 2014 to unitholders of record at the close of business on August 22, 2014.

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

OVERVIEW OF OUR BUSINESS

We are a Delaware master limited partnership formed in July 2011 by Rentech, a company traded on the NASDAQ under the symbol “RTK”, to own, operate and expand our fertilizer business. We own and operate two fertilizer facilities: our East Dubuque Facility and our Pasadena Facility. Our East Dubuque Facility is located in East Dubuque, Illinois and produces primarily ammonia and UAN, using natural gas as the primary feedstock. Our Pasadena Facility is located in Pasadena, Texas, and produces ammonium sulfate, ammonium thiosulfate and sulfuric acid, using ammonia and sulfur as the facility’s primary feedstocks.

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

Our Pasadena Facility is located on the Houston Ship Channel with access to transportation at favorable prices. The facility has two deep-water docks and access to the Mississippi waterway system and key international waterways. The facility is also connected to key domestic railways, which permit the efficient, cost-effective distribution of its products west of the Mississippi River. Our Pasadena Facility’s distributors purchase our products at our facility and then arrange and pay to transport them to their final destinations by truck, rail car or vessel. Our Pasadena Facility’s products are sold primarily through distributors to customers in the United States and in Brazil, and are applied to many types of crops including soybeans, potatoes, cotton, canola, alfalfa, corn and wheat.

Our Pasadena Facility purchases ammonia as a feedstock at contractual prices based on the monthly Tampa Index market, while our East Dubuque Facility sells ammonia at prevailing prices in the Mid Corn Belt, which are typically significantly higher than Tampa ammonia prices.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Preparing our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and judgments relate to: revenue recognition, inventories, valuation of long-lived assets and intangible assets, recoverability of goodwill, accounting for major maintenance and the acquisition method of accounting. Actual amounts could differ significantly from these estimates. No material change has occurred to our critical accounting policies and estimates from the information provided in the Annual Report.

FACTORS AFFECTING COMPARABILITY OF FINANCIAL INFORMATION

Our historical results of operations for the periods presented may not be comparable with our results of operations for the subsequent periods for the reasons discussed below.

Expansion Projects and Other Significant Capital Projects

We have commenced and are evaluating additional potential projects to expand the production capabilities and product offerings at our facilities. We expect to incur significant costs and expenses developing and building such projects. Our depreciation expense has increased and we expect our depreciation expense to increase further as we place additional assets into service. Consequently, our operating results may not be comparable for periods before, during and after the construction of any expansion project or other significant capital project.

Acquisitions

One of our business strategies is to pursue acquisitions in related businesses. We may pursue acquisitions of assets and businesses that generate qualifying income. If completed, acquisitions could have significant effects on our business, financial condition and results of operations. We cannot assure you that we will enter into any definitive agreements on satisfactory terms, or at all, with respect to any acquisitions. Costs associated with potential acquisitions are expensed as incurred, and could be significant.

FACTORS AFFECTING RESULTS OF OPERATIONS

Seasonality

Our East Dubuque Facility

Our sales are seasonal. Consequently, operating results for the interim periods are not necessarily indicative of results to be expected for the year. Our and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. The following table shows product tonnage (in thousands) shipped by our East Dubuque Facility by quarter for the six months ended June 30, 2014 and for each comparable quarter in the years ended December 31, 2013, 2012 and 2011.

	2014	2013	2012	2011
Quarter ended March 31	92	110	92	89
Quarter ended June 30	193	144	160	213
Quarter ended September 30	n/a	176	180	125
Quarter ended December 31	n/a	70	133	145

Total Tons Shipped	285	500	565	572

We typically ship the highest volume of tons from our East Dubuque Facility during the spring planting season, which occurs during the quarter ending June 30 of each year. The next highest volume of tons shipped is typically after the fall harvest during the quarter ending December 31 of each year. However, as reflected in the table above, the seasonal patterns may change substantially from year-to-year due to various circumstances, including timing of or changes in weather. These seasonal increases and decreases in demand also can cause fluctuations in sales prices. In winter seasons with warmer weather, early planting may shift significant ammonia sales into the quarter ending March 31. Wet or cold weather during the normal spring application season can delay deliveries that would normally occur in the spring. Weather conditions can also affect the mix of demand for our products at various times in the year. Certain weather and soil conditions favor the application of ammonia, while other conditions favor the application of UAN solution.

As a result of the seasonality of shipments and sales, we experience significant fluctuations in our East Dubuque Facility’s revenues, income, net working capital levels and cash available for distribution from quarter to quarter. Weather conditions can significantly impact quarterly results by affecting the timing and amount of product deliveries. Our receivables and deferred revenues are seasonal and relatively unpredictable. Significant amounts of our East Dubuque Facility’s products are typically sold for later shipment under product prepayment contracts. The timing of these sales and the amount of down payment as a percentage of the total contract price may vary with market conditions. The variation in the timing of these sales and contract terms may add to the seasonality of our cash flows and working capital.

Our Pasadena Facility

We have observed significant seasonality and effects of weather on the demand for and timing of deliveries for our Pasadena Facility’s domestic products. Domestic prices for ammonium sulfate and ammonium thiosulfate normally reach their highest point in the spring, decrease in the summer, and increase again in the fall. We adjust the sales prices of these products seasonally in order to facilitate distribution of the products throughout the year. International sales to Brazil and New Zealand may partially offset this domestic seasonal pattern. We operate the ammonium sulfate plant at our Pasadena Facility throughout the year to the extent that there is available storage capacity for this product. We have 60,000 tons of storage capacity for ammonium sulfate at the facility. We also have an arrangement with IOC that permits us to store 59,500 tons of ammonium sulfate at IOC-controlled terminals, which are located near end customers. We manage the storage capacity by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity were to be insufficient, we would be forced to cease or reduce production of the product until such capacity became available. Our Pasadena Facility’s fertilizer products are sold on the spot market for immediate delivery and, to a much lesser extent, under product prepayment contracts for future delivery at fixed prices. The following table shows product tonnage (in thousands) shipped by our Pasadena Facility by quarter for the six months ended June 30, 2014 and for each quarter in the year ended December 31, 2013.

	2014	2013
Quarter ended March 31	155	110
Quarter ended June 30	215	178
Quarter ended September 30	n/a	202
Quarter ended December 31	n/a	140

Total Tons Shipped	370	630

SELECTED FINANCIAL DATA

The following table includes selected summary financial data for the three and six months ended June 30, 2014 and 2013. The data below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. The data below is in thousands, except for per unit data, product pricing, $ per MMBtu and on-stream factors.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
STATEMENTS OF OPERATIONS DATA
Revenues	$113,609	$103,956	$169,889	$163,520
Cost of sales	$85,390	$64,108	$127,906	$100,953
Gross profit	$28,219	$39,848	$41,983	$62,567
Operating income (loss)	$(4,090)	$34,046	$4,069	$51,061
Other expense, net	$4,809	$5,200	$9,813	$7,126
Income (loss) before income taxes	$(8,899)	$28,846	$(5,744)	$43,935
Income tax expense	$25	$125	$55	$205
Net income (loss)	$(8,924)	$28,721	$(5,799)	$43,730
Net income (loss) per common unit – Basic	$(0.23)	$0.74	$(0.15)	$1.12
Net income (loss) per common unit – Diluted	$(0.23)	$0.74	$(0.15)	$1.12
Weighted-average units used to compute net income (loss) per common unit:
Basic	38,891	38,842	38,890	38,840
Diluted	38,891	38,899	38,890	38,910
FINANCIAL AND OTHER DATA
Adjusted EBITDA(1)	$30,741	$38,434	$42,204	$59,056
Cash available for distribution, per unit(1)	$0.13	$0.85	$0.21	$1.35
KEY OPERATING DATA
Products sold (tons):
Ammonia(2)	72	41	79	52
UAN(2)	82	59	131	120
Ammonium sulfate(3)	174	114	286	168

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Products pricing (dollars per ton):
Ammonia(2)	$548	$741	$547	$740
UAN(2)	$309	$360	$292	$330
Ammonium sulfate(3)	$202	$289	$197	$299
Production (tons):
Ammonia(2)	85	76	163	150
UAN(2)	71	73	150	150
Ammonium sulfate(3)	144	124	290	251
Natural gas used in production(2):
Volume (MMBtu)	3,030	2,737	5,888	5,484
Pricing ($ per MMBtu)	$4.99	$4.36	$5.08	$4.17
Natural gas in cost of sales(2):
Volume (MMBtu)	4,100	2,763	5,621	4,416
Pricing ($ per MMBtu)	$5.08	$4.12	$5.13	$4.06
On-stream factors(4):
Ammonia(2)	100.0%	100.0%	100.0%	100.0%
UAN(2)	100.0%	97.8%	98.9%	99.1%
Ammonium sulfate(3) (5)	81.9%	83.8%	81.5%	82.9%

	As of June 30, 2014	As of December 31, 2013
BALANCE SHEET DATA
Cash	$20,100	$34,060
Working capital	$23,199	$21,188
Construction in progress	$48,499	$33,531
Total assets	$390,183	$406,344
Debt	$320,000	$320,000
Total long-term liabilities	$324,533	$324,642
Total partners’ capital	$13,064	$23,125

(1)	Adjusted EBITDA is defined as net income (loss) plus interest expense and other financing costs, loss on debt extinguishment, income tax expense, depreciation and amortization, Pasadena goodwill impairment and fair value adjustment to earn-out consideration, net of loss on interest rate swaps. We calculate cash available for distribution as used in this table as Adjusted EBITDA plus non-cash compensation expense less the sum of maintenance capital expenditures not funded by financing proceeds, net interest expense and cash reserved for working capital purposes. Adjusted EBITDA and cash available for distribution are used as supplemental financial measures by management and by external users of our consolidated financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; and

•	our operating performance and return on invested capital compared to those of other publicly traded limited partnerships and other public companies, without regard to financing methods and capital structure.

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

The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss) for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net income (loss)	$(8,924)	$28,721	$(5,799)	$43,730
Add:
Net interest expense	4,809	3,926	9,813	5,729
Pasadena goodwill impairment	27,202	—	27,202	—
Loss on debt extinguishment	—	6,001	—	6,001
Gain on fair value adjustment to earn-out consideration	—	(4,823)	—	(4,611)
Loss on interest rate swaps	—	96	—	7
Income tax expense	25	125	55	205
Depreciation and amortization	7,629	4,388	10,933	7,995

Adjusted EBITDA	$30,741	$38,434	$42,204	$59,056

The table below reconciles cash available for distribution to Adjusted EBITDA, both of which are non-GAAP financial measures, for the three months ended June 30, 2014.

(in thousands, except per unit data)
Adjusted EBITDA	$30,741
Plus: Non-cash compensation expense	379
Less: Maintenance capital expenditures (a)	(3,178)
Less: Net interest expense	(4,809)
Less: Cash reserved for working capital purposes	(18,077)

Cash available for distribution	$5,056

Cash available for distribution, per unit	$0.13
Common units outstanding	38,893

(a)	Excludes $7.2 million of maintenance capital expenditures at our Pasadena Facility funded by debt.
(2)	Key operating data for the East Dubuque Facility.
(3)	Key operating data for the Pasadena Facility.
(4)	The respective on-stream factors for the ammonia, UAN and ammonium sulfate plant equal the total days the applicable plant operated in any given period, divided by the total days in that period.
(5)	The ammonium sulfate plant is typically out of service for 12 to 14 hours per week for regular maintenance.

Business Segments

We operate in two business segments, which are East Dubuque and Pasadena. See “Note 11 — Segment Information” in “Part I—Item 1. Financial Statements” in this report for more information on the description of the segments.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues
East Dubuque	$73,943	$61,717	$102,434	$96,266
Pasadena	39,666	42,239	67,455	67,254

Total revenues	$113,609	$103,956	$169,889	$163,520

Gross profit (loss)
East Dubuque	$32,952	$37,493	$45,350	$56,239
Pasadena	(4,733)	2,355	(3,367)	6,328

Total gross profit	$28,219	$39,848	$41,983	$62,567

Selling, general and administrative expenses
East Dubuque	$1,088	$1,097	$2,221	$2,442
Pasadena	1,247	1,342	3,076	2,584

Total segment selling, general and administrative expenses	$2,335	$2,439	$5,297	$5,026

Depreciation and amortization
East Dubuque	$38	$33	$75	$106
Pasadena	337	875	633	1,750

Total segment depreciation and amortization recorded in operating expenses	$375	$908	$708	$1,856

East Dubuque	5,117	2,450	7,322	4,682
Pasadena	2,137	1,030	2,903	1,457

Total depreciation and amortization expense recorded in cost of sales	7,254	3,480	10,225	6,139

Total depreciation and amortization	$7,629	$4,388	$10,933	$7,995

Net income (loss)
East Dubuque	$31,578	$36,044	$42,787	$53,314
Pasadena	(33,546)	34	(34,332)	1,850

Total segment net income (loss)	$(1,968)	$36,078	$8,455	$55,164

Reconciliation of segment net income (loss) to consolidated net income (loss):
Segment net income (loss)	$(1,968)	$36,078	$8,455	$55,164
RNP – partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,169)	(2,462)	(4,485)	(4,616)
RNP – partnership and unallocated income (expenses) recorded as other expense	—	(1,178)	—	(1,390)
RNP – unallocated interest expense and loss on interest rate swaps	(4,787)	(4,019)	(9,769)	(5,730)
RNP – Income tax benefit	—	302	—	302

Consolidated net income (loss)	$(8,924)	$28,721	$(5,799)	$43,730

Partnership and unallocated expenses represent costs that relate directly to the Partnership and its subsidiaries but are not allocated to a segment. Partnership and unallocated expenses recorded in selling, general and administrative expenses consist primarily of business development expenses for the Partnership; unit-based compensation expense for executives of the Partnership; services from Rentech for executive, legal, finance, accounting, human resources, and investor relations support in accordance with the services agreement between the Partnership and Rentech; audit and tax fees; legal fees; compensation for Partnership level personnel; certain insurance costs and board expenses. The decrease of $0.3 million in partnership and unallocated expenses recorded as selling, general and administrative expenses between the three months ended June 30, 2014 and the same period last year was primarily due to a decrease in development costs of $0.4 million and unit-based compensation of $0.1 million, partially offset by an increase of $0.1 million in each of personnel costs and accounting fees. The decrease of $0.1 million in partnership and unallocated expenses recorded as selling, general and administrative expenses between the six months ended June 30, 2014 and the same period last year was primarily due to a decrease of $0.3 million in each of unit-based compensation and development costs, partially offset by an increase of $0.2 million in each of personnel costs and accounting fees. Partnership and unallocated expenses recorded as other expense during the three and six months June 30, 2013 represent a fair market value adjustment to earn-out consideration. Unallocated interest expense represents primarily interest expense on the Notes, which were issued in April 2013.

East Dubuque

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013:

Revenues

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Product shipments	$73,825	$61,726	$97,798	$96,193
Other	118	(9)	4,636	73

Total revenues	$73,943	$61,717	$102,434	$96,266

	For the Three Months Ended June 30, 2014		For the Three Months Ended June 30, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	72	$39,705	41	$30,444
UAN	82	25,329	59	21,119
Urea (liquid and granular)	14	6,989	15	7,538
Carbon dioxide (CO2)	22	742	24	838
Nitric acid	3	1,060	5	1,787
Other	N/A	118	N/A	(9)

Total — East Dubuque	193	$73,943	144	$61,717

	For the Six Months Ended June 30, 2014		For the Six Months Ended June 30, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	79	$43,240	52	$38,490
UAN	131	38,353	120	39,513
Urea (liquid and granular)	27	12,729	26	13,436
Carbon dioxide (CO2)	42	1,435	47	1,624
Nitric acid	6	2,041	9	3,130
Other	N/A	4,636	N/A	73

Total — East Dubuque	285	$102,434	254	$96,266

We generate revenue from sales of nitrogen fertilizer products manufactured at our East Dubuque Facility. Our East Dubuque Facility produces ammonia, UAN, liquid and granular urea, which are nitrogen fertilizers, as well as nitric acid and CO2 , using natural gas as a feedstock. These nitrogen fertilizer products are used primarily in the production of corn. Revenues are seasonal based on the planting, growing, and harvesting cycles of customers who use nitrogen fertilizer.

Revenues for the three months ended June 30, 2014 were $73.9 million, compared to $61.7 million for the same period last year. The increase was the result of higher ammonia and UAN deliveries, partially offset by lower sales prices for ammonia and UAN. Revenues for the six months ended June 30, 2014 were $102.4 million, compared to $96.3 million for the same period last year. The increase was the result of higher ammonia and UAN deliveries, and natural gas sales, partially offset by lower sales prices for ammonia and UAN.

Weather and soil conditions in the upper Mid Corn Belt were optimal for applying ammonia, making it the preferred nitrogen product of farmers in the region. UAN sales volumes also benefited from the favorable weather in the region.

Average sales prices per ton for the three months ended June 30, 2014 were 26% lower for ammonia and 14% lower for UAN, as compared with the same period last year. These two products comprised 88% of the total revenues for the three months ended June 30, 2014 and 84% of total revenues for the same period last year. Average sales prices per ton for the six months ended June 30, 2014 were 26% lower for ammonia and 11% lower for UAN, as compared with the same period last year. These two products comprised 80% of the total revenues for the six months ended June 30, 2014 and 81% of total revenues for the same period last year. The decreases in our sales prices for ammonia and UAN were consistent with the decline in global nitrogen fertilizer prices between the two periods. These decreases were caused by significantly higher levels of low-priced urea in the global market, particularly from China. Prices were also affected by additional nitrogen fertilizer production brought on line in North America over the last 12 months.

Other revenues consist primarily of natural gas sales. We occasionally sell natural gas when purchase commitments exceed production requirements and/or storage capacities, or when the margin from selling natural gas exceeds the margin from producing additional ammonia. On rare occasions, we have also purchased natural gas with the specific intent of immediately reselling it when local market anomalies create low-risk opportunities for gain. During the first quarter of 2014, temporary operational problems with a natural gas pipeline in the Midwest caused a significant spike in the local price of natural gas. This created a unique opportunity to purchase natural gas from other locations at lower prices for the purpose of reselling it at significantly higher prices. We also sold natural gas originally purchased for production at a gross profit that exceeded the expected gross profits from additional production using that natural gas. During the first quarter of 2014, we sold, at an average price of $29.90 per MMBtu, 151,000 MMBtus of natural gas that cost an average of $9.42 per MMBtu. Almost half of the natural gas sold had been intended for production. The total $4.5 million in natural gas sales resulted in a gross profit of $3.1 million, which was significantly higher than the profit we would likely have realized on the 2,900 tons of lost ammonia production.

Cost of Sales

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cost of sales — East Dubuque	$40,991	$24,224	$57,084	$40,027

Cost of sales for the three months ended June 30, 2014 was $41.0 million, compared to $24.2 million for the same period last year. The increase in the cost of sales was primarily due to an increase in costs of natural gas, labor, depreciation, and electricity. Increased natural gas costs were due to an overall market increase in the cost of natural gas and an increase in the amount of product sold. Increased labor costs were due to an increase in the amount of product sold. Natural gas comprised 51% and labor costs comprised 14% of cost of sales on product shipments for the three months ended June 30, 2014. For the same period last year, natural gas was 47% and labor was 14% of cost of sales. Depreciation expense included in cost of sales was $5.1 million for the three months ended June 30, 2014 and $2.5 million for the same period last year. The increase in depreciation expense is primarily due to the completion of the ammonia expansion project in 2013 and the increase in product sold in 2014 compared to 2013. Increased electricity costs were the result of an increase in electricity usage and rates, and in the amount of product sold. The electricity usage increased due to the new ammonia syngas compressor installed as part of the ammonia expansion project.

Cost of sales for the six months ended June 30, 2014 was $57.1 million compared to $40.0 million for the same period last year. The increase in the cost of sales was primarily due to an increase in costs of natural gas, labor, depreciation, and electricity. Increased natural gas costs were due to an overall market increase in the cost of natural gas, an increase in the amount of product sold and additional natural gas purchased for resale. The cost of natural gas sold was $1.4 million higher in 2014 than in 2013. Increased labor costs were due to an increase in the amount of product sold. Natural gas comprised 51% and labor costs comprised 15% of cost of sales on product shipments for the six months ended June 30, 2014. For the same period last year, natural gas was 45% and labor was 14% of cost of sales. Depreciation expense included in cost of sales was $7.3 million for the six months ended June 30, 2014 and $4.7 million for the same period last year. The increase in depreciation expense is primarily due to the completion of the ammonia expansion project in 2013 and the increase in product sold in 2014 compared to 2013. Increased electricity costs were the result of an increase in electricity usage and rates, and in the amount of product sold. The electricity usage increased due to the new ammonia syngas compressor installed as part of the ammonia expansion project.

Gross Profit

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Gross profit — East Dubuque	$32,952	$37,493	$45,350	$56,239

Gross profit was $33.0 million for the three months ended June 30, 2014, compared to $37.5 million for the same period last year. Gross profit margin for the three months ended June 30, 2014 was 45%, compared to 61% for the same period last year. Gross profit was $45.4 million for the six months ended June 30, 2014, compared to $56.2 million for the same period last year. Gross profit margin for the six months ended June 30, 2014 was 44%, compared to 58% for the same period last year. The decrease in gross profit was due to increased natural gas, labor, depreciation and electricity costs that more than offset increases in revenues. The decrease in gross profit margin was due to lower product prices in addition to increased natural gas costs.

Gross profit margin can vary significantly from period to period. Nitrogen fertilizer and natural gas are both commodities, which means that their prices can vary significantly from period to period and do not always move in the same direction. In addition, certain fixed costs of operating our East Dubuque Facility are recorded in cost of sales. Their impact on gross profit and gross margins varies as product sales volumes vary seasonally.

Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Operating expenses:
Selling, general and administrative	$1,088	$1,097	$2,221	$2,442
Depreciation and amortization	38	33	75	106
Loss (gain) on disposal of property, plant and equipment	228	(7)	222	8

Total operating expenses — East Dubuque	$1,354	$1,123	$2,518	$2,556

Selling, General and Administrative Expenses. Selling, general and administrative expenses for each of the three-month periods ended June 30, 2014 and 2013 were $1.1 million. Selling, general and administrative expenses for the six-month period ended June 30, 2014 were $2.2 million, compared to $2.4 million for the same period last year.

Depreciation and Amortization. Depreciation expense included in operating expense was $38,000 for the three months ended June 30, 2014 compared to $33,000 for the same period last year. Depreciation expense included in operating expense was $0.1 million for each of the six months ended June 30, 2014 and 2013. A portion of depreciation expense was associated with assets supporting general and administrative functions and was recorded in operating expense. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on product volumes.

Loss on Disposal of Property, Plant and Equipment. For the three and six months ended June 30, 2014, asset disposal costs were $0.2 million related to the removal of a prill tower.

Operating Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Operating income — East Dubuque	$31,598	$36,370	$42,832	$53,683

Operating income was $31.6 million for the three months ended June 30, 2014 compared to $36.4 million for the same period last year. The decrease was primarily due to lower product pricing and higher cost of sales as described above. Operating income was $42.8 million for the six months ended June 30, 2014 compared to $53.7 million for the same period last year. The decrease was primarily due to lower product pricing and higher cost of sales partially offset by lower selling, general and administrative expenses as described above.

Pasadena

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013:

Revenues

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues — Pasadena	$39,666	$42,239	$67,455	$67,254

	For the Three Months Ended June 30, 2014		For the Three Months Ended June 30, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	174	$35,074	114	$32,959
Sulfuric acid	20	1,902	39	3,828
Ammonium thiosulfate	21	2,232	25	4,667
Other	N/A	458	N/A	785

Total — Pasadena	215	$39,666	178	$42,239

	For the Six Months Ended June 30, 2014		For the Six Months Ended June 30, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	286	$56,468	168	$50,175
Sulfuric acid	41	3,673	80	7,893
Ammonium thiosulfate	43	6,332	40	7,561
Other	N/A	982	N/A	1,625

Total — Pasadena	370	$67,455	288	$67,254

We generate revenue from sales of nitrogen fertilizer and other products manufactured at our Pasadena Facility. The facility produces ammonium sulfate and ammonium thiosulfate, which are nitrogen fertilizers, as well as sulfuric acid. These fertilizer products are used in growing corn, soybeans, potatoes, cotton, canola, alfalfa and wheat.

Revenues for the three months ended June 30, 2014 were $39.7 million, compared to $42.2 million for the same period last year. A reduction in sales prices for all products was partially offset by an increase in ammonium sulfate sales volumes. Revenues for the six months ended June 30, 2014 were $67.5 million, compared to $67.3 million for the same period last year. An increase in ammonium sulfate sales volumes was almost completely offset by lower sales prices for all products and lower sales volumes for sulfuric acid and ammonium thiosulfate.

Production of ammonium sulfate increased after the completion of the debottlenecking project in December 2013, and sales increased due to favorable weather during the planting season, and an increase in international sales. Production of ammonium sulfate increased by 16% for the three and six months ended June 30, 2014 as compared to the same periods last year. We produce ammonium sulfate by combining ammonia and sulfuric acid. After expanding ammonium sulfate production capacity, less sulfuric acid was available for sale. This was the reason for the decline in sulfuric acid sales volume during the three and six months ended June 30, 2014 as compared to the same period last year. During 2014, international sales were more than double the amount of international sales for the comparable period last year.

Average sales prices per ton dropped by 30% for ammonium sulfate and by 3% for sulfuric acid for the three months ended June 30, 2014 as compared with the same period last year. These two products comprised 93% of our Pasadena Facility’s revenues for the three months ended June 30, 2014 and 87% for the same period last year. Average sales prices per ton dropped by 34% for ammonium sulfate and by 9% for sulfuric acid for the six months ended June 30, 2014 as compared with the same period last year. These two products comprised 89% of our Pasadena Facility’s revenues for the six months ended June 30, 2014 and 86% for the same period last year. A higher proportion of export sales, priced lower than domestic sales, contributed to the decline in average product price. A global decline in nitrogen fertilizer prices, along with higher exports of ammonium sulfate from China, put downward pressure on ammonium sulfate prices. The additional supplies from China originate from new plants that produce ammonium sulfate as a by-product of caprolactam.

The scarcity of rail cars throughout North America during the first half of 2014 hampered ammonium sulfate deliveries during the period. We leased rail cars directly to help alleviate the problem, but the inability to move product affected opportunities to pursue additional business. The lack of rail cars also caused storage capacity constraints at the plant that required a curtailment of production for five days in April. Rail availability is now back to normal.

Cost of Sales

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cost of sales	$44,399	$39,884	$70,822	$60,926

Cost of sales for the three months ended June 30, 2014 was $44.4 million, compared to $39.9 million for the same period last year. The increase in cost of sales was primarily the result of selling a higher volume of ammonium sulfate. Ammonia and sulfur together comprised 55% of cost of sales for the three months ended June 30, 2014 and 68% for the same period last year. Labor costs comprised 9% of cost of sales for the three months ended June 30, 2014 and 5% for the same period last year. For the three months ended June 30, 2014, we wrote down our ammonium sulfate inventory by $2.8 million because production costs exceeded market prices. During the same period last year, we wrote down our ammonium sulfate inventory by $1.8 million. Current prices for ammonia and sulfur, key inputs for ammonium sulfate, have increased significantly. Global ammonia supplies are tight, supported by production issues in Egypt, Algeria, Trinidad and Qatar, as well as political issues in Libya and Ukraine.

Depreciation expense included in cost of sales was $2.1 million for the three months ended June 30, 2014 and $1.0 million for the same period last year. Increased depreciation expense had two main causes: the completion of the debottlenecking project in 2013, and the increase in product sold in 2014 compared to 2013.

Cost of sales for the six months ended June 30, 2014 was $70.8 million, compared to $60.9 million for the same period last year. The increase in cost of sales was primarily the result of selling a higher volume of ammonium sulfate. Ammonia and sulfur together comprised 61% of cost of sales for the six months ended June 30, 2014 and 71% for the same period last year. Labor costs comprised 8% of cost of sales for the six months ended June 30, 2014 and 5% for the same period last year. For the six months ended June 30, 2014, we wrote down our ammonium sulfate inventory by $2.8 million because production costs exceeded market prices. During the same period last year, we wrote down our ammonium sulfate, sulfur and sulfuric acid inventory by $2.3 million due to lower market prices of ammonium sulfate and sulfuric acid.

Depreciation expense included in cost of sales was $2.9 million for the six months ended June 30, 2014 and $1.5 million for the same period last year. Increased depreciation expense had two main causes: the completion of the debottlenecking project in 2013, and the increase in product sold in 2014 compared to 2013.

Gross Profit (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Gross profit (loss)	$(4,733)	$2,355	$(3,367)	$6,328

Gross loss was $4.7 million for the three months ended June 30, 2014, compared to gross profit of $2.4 million for the same period last year. Gross loss margin for the three months ended June 30, 2014 was 12%, compared to gross profit margin of 6% for the same period last year. The decreases in gross profit and gross profit margin were primarily due to declines in average sales prices for ammonium sulfate, increases in the cost of raw materials and a write-down of inventories.

Gross loss was $3.4 million for the six months ended June 30, 2014, compared to gross profit of $6.3 million for the same period last year. Gross loss margin for the six months ended June 30, 2014 was 5%, compared to gross profit margin of 9% for the same period last year. The decreases in gross profit and gross profit margin were primarily due to declines in average sales prices for ammonium sulfate, increases in the cost of raw materials and a write-down of inventories.

Similar to our gross profit margin at our East Dubuque Facility, gross profit margin can vary significantly from period to period due to changes in the prices of nitrogen fertilizer, ammonia and sulfur, which are commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. In addition, certain fixed costs of operating our Pasadena Facility are recorded in cost of sales. Their impact on gross profit and gross margins varies as product sales volumes vary seasonally. Moreover, forward sales contracts have not developed for ammonium sulfate to the extent that they have for other nitrogen fertilizer products, so it is not possible to lock product prices and input prices at the same time, as has been our practice for a portion of the sales of the most important products of our East Dubuque Facility. Since input prices for ammonium sulfate are typically fixed several months before the corresponding product price, margins may be compressed during a declining commodity market. See “Note 6 — Goodwill” to the consolidated financial statements included in “Part I—Item 1. Financial Statements” in this report.

Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Operating expenses:
Selling, general and administrative	$1,247	$1,342	$3,076	$2,584
Depreciation and amortization	337	875	633	1,750
Pasadena goodwill impairment	27,202	—	27,202	—

Total operating expenses — Pasadena	$28,786	$2,217	$30,911	$4,334

Operating expenses were comprised primarily of selling, general and administrative expenses and depreciation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2014 were $1.2 million, compared to $1.3 million for the same period last year. The decrease was primarily due to a decrease in professional fees of $0.2 million, partially offset by an increase in personnel cost of $0.1 million. Selling, general and administrative expenses for the six months ended June 30, 2014 were $3.1 million, compared to $2.6 million for the same period last year. The increase was primarily due to an increase in personnel costs of $0.6 million, including severance costs of $0.2 million, and software maintenance of $0.2 million, partially offset by lower professional fees of $0.3 million.

Depreciation and Amortization. Depreciation and amortization expense included in operating expense was $0.3 million for the three months ended June 30, 2014 compared to $0.9 million for the same period last year. Depreciation and amortization expense included in operating expense was $0.6 million for the six months ended June 30, 2014 compared to $1.8 million for the same period last year. Depreciation and amortization expense represents primarily amortization of intangible assets. The decreases between periods were primarily due to an intangible asset having been fully amortized at December 31, 2013. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on product volumes.

Pasadena Goodwill Impairment. Pasadena goodwill impairment was $27.2 million for the three and six months ended June 30, 2014. See “Note 6 — Goodwill” to the consolidated financial statements included in “Part I—Item 1. Financial Statements” in this report.

Operating Income (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Operating income (loss) — Pasadena	$(33,519)	$138	$(34,278)	$1,994

Operating loss was $33.5 million for the three months ended June 30, 2014 compared to operating income of $0.1 million for the same period last year. The decrease was primarily due to the Pasadena goodwill impairment, the decline in average sales prices for ammonium sulfate and increases in the cost of raw materials, partially offset by lower depreciation and amortization expense as described above. Operating loss was $34.3 million for the six months ended June 30, 2014 compared to operating income of $2.0 million for the same period last year. The decrease was primarily due to the Pasadena goodwill impairment, the decline in average sales prices for ammonium sulfate, increases in the cost of raw materials and higher selling, general and administrative expenses, partially offset by lower depreciation and amortization expense as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have historically been cash from operations and borrowings. At our East Dubuque Facility, we are upgrading a nitric acid compressor train and completing our urea expansion project. These projects will be funded with borrowings under the GE Credit Agreement. At our Pasadena Facility, we are replacing our sulfuric acid converter and completing our power generation project. These projects will be funded with cash on hand, which was borrowed as proceeds of the Notes. We expect to fund any additional expansion projects with borrowings under the GE Credit Agreement, or other new capital. We expect to be able to fund our operating needs, including maintenance capital expenditures, from operating cash flow and cash on hand, for at least the next 12 months. Borrowing pursuant to our GE Credit Agreement is subject to compliance with certain conditions, and we are in compliance with those conditions. Based on our current forecast, we expect to be able to borrow under the GE Credit Agreement, but cash distribution to our unitholders would be prohibited if we do not meet the requisite financial covenants as described under the GE Credit Agreement.

Capital markets have experienced periods of extreme uncertainty in the recent past, and access to those markets may become difficult. If we need to access capital markets, we cannot assure you that we will be able to do so on acceptable terms, or at all.

Distributions

Our policy is generally to distribute to our unitholders all of the cash available for distribution we generate each quarter, which could materially affect our liquidity and limit our ability to grow and make acquisitions. Cash available for distribution for each quarter will be determined by the Board of our General Partner following the end of such quarter. Cash available for distribution for each quarter will generally be calculated as the cash we generate during the quarter, less cash needed for maintenance capital expenditures not funded by capital proceeds, debt service and other contractual obligations and any increases in cash reserves for future operating or capital needs that the Board of our General Partner deems necessary or appropriate. Increases or decreases in such reserves may be determined at any time by the Board of our General Partner as it considers, among other things, the cash flows or cash needs expected in approaching periods. We do not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, nor do we intend to incur debt to pay quarterly distributions. As a result of our quarterly distributions, our liquidity may be significantly affected. We expect to finance substantially all of our growth externally, either with commercial bank borrowings or by issuances of debt or equity. However, our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we may change our distribution policy at any time and from time to time.

The following is a summary of cash distributions paid to common unitholders and holders of phantom units during the six months ended June 30, 2014 for the respective quarter to which the distributions relate:

	December 31, 2013	March 31, 2014	Total Cash Distributions Paid in 2014
	(in thousands, except for per unit amounts)
Distribution to common unitholders — affiliates	$1,162	$1,861	$3,023
Distribution to common unitholders — non-affiliates	792	1,266	2,058

Total amount paid	$1,954	$3,127	$5,081

Per common unit	$0.05	$0.08	$0.13

Common and phantom units outstanding	39,081	39,081

Debt

For a description of the terms of the Notes, see “Note 8 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in the Annual Report. For a description of the terms of the GE Credit Agreement, see “Note 14 — Subsequent Events” to the consolidated financial statements included in “Part I—Item 1. Financial Statements” in this report.

Capital Expenditures

We divide our capital expenditures into two categories: maintenance and expansion. Maintenance capital expenditures include those for improving, replacing or adding to our assets, as well as expenditures for acquiring, constructing or developing new assets to maintain our operating capacity, or to comply with environmental, health, safety or other regulations. Maintenance capital expenditures that are required to comply with regulations may also improve the output, efficiency or reliability of our facility. Expansion capital expenditures are those incurred for acquisitions or capital improvements that we expect will increase our operating capacity or operating income over the long-term.

Maintenance capital expenditures for our East Dubuque Facility totaled $4.1 million in the six months ended June 30, 2014 and $3.4 million for the same period last year. Maintenance capital expenditures for our East Dubuque Facility are expected to be approximately $8.7 million for the year ending December 31, 2014. Expansion capital expenditures for our East Dubuque Facility totaled $4.5 million in the six months ended June 30, 2014 and $19.9 million for the same period last year. Expansion capital expenditures for our East Dubuque Facility are expected to be approximately $16.6 million for the year ending December 31, 2014, which are primarily related to our nitric acid expansion, our urea expansion and the purchase of spare parts related to our ammonia production and storage capacity expansion.

Maintenance capital expenditures for our Pasadena Facility totaled $12.0 million in the six months ended June 30, 2014 and $2.4 million for the same period last year. Maintenance capital expenditures for our Pasadena Facility are expected to be approximately $22.6 million for the year ending December 31, 2014. The maintenance capital expenditures expected in 2014 include $14.6 million to complete replacement of the sulfuric acid converter at the sulfuric acid plant at our Pasadena Facility. Expansion capital expenditures for our Pasadena Facility totaled $6.7 million in the six months ended June 30, 2014 and $9.2 million for the same period last year. Expansion capital expenditures for our Pasadena Facility are expected to be approximately $13.5 million for the year ending December 31, 2014, which are primarily related to the power generation project.

Our forecasted capital expenditures are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our facilities.

CASH FLOWS

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$27,552	$22,614
Investing activities	(36,412)	(33,702)
Financing activities	(5,100)	68,053

Net increase (decrease) in cash	$(13,960)	$56,965

Operating Activities

Revenues were $169.9 million for the six months ended June 30, 2014 compared to $163.5 million for the same period last year. The increase in revenue for the six months ended June 30, 2014 was primarily the result of higher ammonia and UAN deliveries, partially offset by lower sales prices for ammonia and UAN. Deferred revenue decreased $1.8 million during the six months ended June 30, 2014 and $9.3 million during the same period last year. The decrease in deferred revenue was due to sales of ammonium sulfate held in IOC terminals, partially offset by an increase in deferred revenue associated with additional prepaid sales contracts at our East Dubuque Facility. During the six months ended June 30, 2014, the unusually high amount of prepayments on prepaid sales contracts for the summer and fall seasons at our East Dubuque Facility exceeded the decrease in deferred revenue associated with the spring season.

Net cash provided by operating activities for the six months ended June 30, 2014 was $27.6 million. We had net loss of $5.8 million for the six months ended June 30, 2014. For the six months ended June 30, 2014, we had Pasadena goodwill impairment of $27.2 million. Accounts receivable increased by $6.0 million due primarily to increased sales volumes at our facilities and a change in payment terms for a major customer at the Pasadena Facility during the six months ended June 30, 2014. Inventories increased by $3.9 million during the six months ended June 30, 2014, due to the normal seasonality of the East Dubuque Facility’s business, along with the increased production capacity due to the completion of the ammonia expansion project. Inventories also were higher at our Pasadena Facility because of the increased production capacity. Accounts payable increased by $2.6 million due primarily to increased costs for natural gas and electricity at our East Dubuque Facility and ammonia at our Pasadena Facility. These additional costs at both of our facilities were due to increased production as a result of recently completed expansion projects. Accrued interest increased by $0.6 million due to the Notes.

Net cash provided by operating activities for the six months ended June 30, 2013 was $22.6 million. We had net income of $43.7 million for the six months ended June 30, 2013. Inventories increased by $24.8 million during this period, which was due to lower than normal sales volume during the second quarter of 2013, as discussed above.

Investing Activities

Net cash used in investing activities was $36.4 million for the six months ended June 30, 2014 and $33.7 million, for the six months ended June 30, 2013. For the six months ended June 30, 2014, net cash used in investing activities was primarily related to the projects at our East Dubuque Facility and our Pasadena Facility. At our East Dubuque Facility, we are upgrading a nitric acid compressor train and completing our urea expansion project. At our Pasadena Facility, we are replacing our sulfuric acid converter and completing our power generation project. During the same period last year net cash used in investing activities was primarily related to the ammonia production and storage capacity expansion project at our East Dubuque Facility, and the ammonium sulfate debottlenecking and production capacity project and the power generation project at our Pasadena Facility.

Financing Activities

Net cash provided by (used in) financing activities was $(5.1) million for the six months ended June 30, 2014 and $68.1 million for the same period last year. During the six months ended June 30, 2014, we made distributions of $5.1 million. During the six months ended June 30, 2013, we issued the Notes for $320.0 million and paid off the outstanding obligations. We also made distributions of $48.7 million.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of June 30, 2014 are not materially different from those disclosed in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report. Reference is also made to “Note 8 — Commitments and Contingencies” and “Note 14 — Subsequent Events” to the accompanying consolidated financial statements in “Part I — Item 1. Financial Statements” in this report.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 2 — Recent Accounting Pronouncements” to the consolidated financial statements, included in “Part I — Item 1. Financial Statements” of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For qualitative and quantitative disclosure about market risk, see “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report. As of June 30, 2014, no material changes have occurred in the types or nature of the market risk described in our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

The Partnership maintains disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the General Partner’s management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating DCP, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Partnership, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Partnership’s DCP as of the end of the period covered by this report. At the time that our Annual Report on Form 10-K for the year ended December 31, 2013 was filed on March 13, 2014, the General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective at a reasonable assurance level as of December 31, 2013. On May 12, 2014, when our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 was filed, the General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective at a reasonable assurance level as of March 31, 2014. Subsequent to these evaluations, the General Partner’s management, including the Chief Executive Officer and the Chief Financial Officer, identified certain material weaknesses in internal control over financial reporting (“ICFR”) as of June 30, 2014, and therefore concluded that DCP were not effective as of June 30, 2014. Management reevaluated its previous conclusions on ICFR as of December 31, 2013 and March 31, 2014, and determined that the material weaknesses described below also existed as of these dates. Therefore, management concluded that DCP were also not effective as of December 31, 2013 and March 31, 2014 because of material weaknesses, as described below, in our ICFR.

Material weaknesses in internal control over financial reporting

A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following control deficiencies that constituted material weaknesses in our ICFR as of June 30, 2014. Management also determined that these material weaknesses existed as of December 31, 2013 and March 31, 2014:

The Partnership did not design and maintain effective internal controls over the review of the cash flow forecasts used in the accounting for goodwill, and the determination of the goodwill impairment charge in accordance with generally accepted accounting principles. Specifically, the Partnership did not design and maintain effective internal controls related to determining the carrying value and fair value of a reporting unit for the purpose of performing its impairment tests, documenting management’s review of assumptions used in forecasts, verifying that data contained in reports provided by specialists reconcile to the information provided to those specialists, and documenting management’s review regarding the identification of events and changes in circumstances that indicate it is more likely than not that a goodwill impairment has occurred between annual impairment tests.

These control deficiencies did not result in a material misstatement to the Partnership’s consolidated financial statements for the year ended December 31, 2013 or to the unaudited interim condensed consolidated financial statements for the quarter ended March 31, 2014. However, these control deficiencies, if unremediated, could, in another reporting period, result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by the controls. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

The Partnership will be amending its Annual Report on Form 10-K for the year ended December 31, 2013, as well as its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 to reflect the conclusion by the General Partner’s management that ICFR and DCP were not effective as of December 31, 2013, and March 31, 2014.

The Partnership is in the process of remediating the identified deficiencies in ICFR, and expects the control weaknesses to be remediated in the coming reporting periods. However, the Partnership is unable at this time to estimate when the remediation will be completed.

Changes in internal control over financial reporting

There have been no changes in the Partnership’s ICFR during the Partnership’s quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s ICFR.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A description of the legal proceedings to which the Partnership and its subsidiary are a party is contained in “Note 8 — Commitments and Contingencies” to the consolidated financial statements, included in “Part I—Item 1. Financial Statements” of this report.

ITEM 1A. RISK FACTORS

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

We have a number of competitors in the nitrogen fertilizer business in the United States and in other countries, including state-owned and government-subsidized entities. Our East Dubuque Facility’s principal competitors include domestic and foreign fertilizer producers, major grain companies and independent distributors and brokers, including Koch, CF Industries, Agrium, Gavilon, LLC, CHS Inc., Transammonia, Inc., Orascom Construction Industries Company, or OCI, and Helm Fertilizer Corp., and our Pasadena Facility’s principal competitors include domestic and foreign fertilizer producers and independent distributors and brokers, including BASF AG, Honeywell International Inc., Agrium Inc., Royal DSM N.V., Dakota Gasification Company, Martin Midstream Partners L.P. and producers of nitrogen fertilizer in China.

Some competitors have greater total resources, or better name recognition, and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. For example, certain of our East Dubuque Facility’s nitrogen fertilizer competitors have recently expanded production capacity of their nitrogen fertilizer products. Furthermore, a few dormant nitrogen production facilities located outside of the East Dubuque Facility’s core market have recently resumed operations. The additional capacity has placed downward pressure on average sales prices for ammonia and UAN. Moreover, we may face additional competition due to further expansion of facilities that are currently operating and the reopening of currently dormant facilities. Also, other producers of nitrogen fertilizer products are contemplating the construction of new nitrogen fertilizer facilities in North America, including in the Mid Corn Belt. For example, OCI, an Egyptian producer of fertilizer products, announced that in November 2012 it broke ground on construction of a facility in our core market that is designed to produce between 1.5 to 2.0 million metric tons per year of ammonia, urea, UAN and diesel exhaust fluid. The facility is expected to begin production in late 2015. If a new nitrogen fertilizer facility is completed in the East Dubuque Facility’s core market, it could benefit from the same competitive advantage associated with the location of the facility. As a result, the completion of such a facility could have a material adverse effect on our business and cash flow.

Our competitive position could suffer to the extent that we are not able to adapt our nitrogen fertilizer product mix to meet the needs of our customers or expand our own resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. An inability to compete successfully in the nitrogen fertilizer business could result in the loss of customers, which could adversely affect our sales and profitability. In addition, as a result of increased pricing pressures in the nitrogen fertilizer business caused by competition, we may in the future experience reductions in our profit margins on sales, or may be unable to pass future input price increases on to our customers, which would reduce our cash flows. For example, higher exports of ammonium sulfate from China have put downward pressure on ammonium sulfate prices, and prices for ammonia and sulfur, key inputs for ammonium sulfate, have increased significantly. The factors together have negatively impacted product margins for ammonium sulfate.

We could be required to record material impairment charges and write-downs with respect to our Pasadena Facility in the future.

The future profitability of our Pasadena Facility will be significantly affected by, among other things, nitrogen fertilizer product prices and the prices of the inputs to its production processes. It is possible that adverse changes to supply and demand factors relating to the Pasadena Facility’s nitrogen fertilizer products could require us to lower further our expectations for the profitability of the facility in the future. If this were to occur, we could be required to record material impairment charges and write-downs, which could have a material adverse effect on our results of operations, the trading price of our common units and our reputation.

ITEM 6. EXHIBITS.

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Partners’ Capital, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH NITROGEN PARTNERS, L.P. BY: RENTECH NITROGEN GP, LLC, ITS GENERAL PARTNER

Dated: August 18, 2014	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer and Director of Rentech Nitrogen GP, LLC

Dated: August 18, 2014	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer of Rentech Nitrogen GP, LLC