Form 10-Q
period 2014-09-30
Rentech Nitrogen Partners, L.P.
filed 2014-11-10
CIK 1525998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, the registrant had 38,907,142 common units outstanding.

RENTECH NITROGEN PARTNERS, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	As of
	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash	$44,061	$34,060
Accounts receivable	16,487	7,434
Inventories	25,567	31,102
Prepaid expenses and other current assets	7,273	4,942
Other receivables	1,362	2,227

Total current assets	94,750	79,765

Property, plant and equipment, net	233,993	234,359

Construction in progress	65,633	33,531

Other assets
Goodwill	—	27,202
Intangible assets	21,410	22,298
Debt issuance costs	8,118	8,404
Other assets	582	785

Total other assets	30,110	58,689

Total assets	$424,486	$406,344

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$13,592	$9,793
Payable to general partner	5,724	5,353
Accrued liabilities	16,448	18,444
Deferred revenue	48,089	20,365
Accrued interest	9,707	4,622

Total current liabilities	93,560	58,577

Long-term liabilities
Debt	320,000	320,000
Asset retirement obligation	4,122	2,822
Other	1,654	1,820

Total long-term liabilities	325,776	324,642

Total liabilities	419,336	383,219

Commitments and contingencies (Note 8)
Partners’ Capital
Common unitholders — 38,905 units issued and 38,889 units outstanding at September 30, 2014 and December 31, 2013, respectively	3,877	21,816
Accumulated other comprehensive income	1,273	1,309
General partner’s interest	—	—

Total partners’ capital	5,150	23,125

Total liabilities and partners’ capital	$424,486	$406,344

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Operations

(Amounts in thousands, except per unit data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Revenues	$84,163	$93,279	$254,052	$256,799
Cost of sales	77,475	76,459	205,381	177,412

Gross profit	6,688	16,820	48,671	79,387

Operating expenses
Selling, general and administrative expenses	3,819	4,080	13,601	13,722
Depreciation and amortization	384	1,018	1,092	2,874
Pasadena goodwill impairment	—	30,029	27,202	30,029
Other expense	304	28	526	36

Total operating expenses	4,507	35,155	42,421	46,661

Operating income (loss)	2,181	(18,335)	6,250	32,726

Other income (expense), net
Interest expense, net	(4,624)	(3,996)	(14,437)	(9,725)
Loss on debt extinguishment	(635)	—	(635)	(6,001)
Gain on fair value adjustment to earn-out consideration	—	309	—	4,920
Other expense, net	—	—	—	(7)

Total other expense, net	(5,259)	(3,687)	(15,072)	(10,813)

Income (loss) before income taxes	(3,078)	(22,022)	(8,822)	21,913
Income tax expense	27	233	82	438

Net income (loss)	$(3,105)	$(22,255)	$(8,904)	$21,475

Basic and diluted net income (loss) per common unit allocated to common unit holders	$(0.08)	$(0.57)	$(0.23)	$0.54
Weighted-average shares used to compute net income (loss) per common share:
Basic	38,905	38,849	38,895	38,843

Diluted	38,905	38,849	38,895	38,934

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Net income (loss)	$(3,105)	$(22,255)	$(8,904)	$21,475

Other comprehensive income (loss), net of tax:
Pension and postretirement plan adjustments	(11)	(5)	(36)	3

Other comprehensive income (loss)	(11)	(5)	(36)	3

Comprehensive income (loss)	$(3,116)	$(22,260)	$(8,940)	$21,478

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statement of Partners’ Capital

(Amounts in thousands)

	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive Income	General Partner	Total Partners’ Capital
	(Unaudited)
Balance, December 31, 2013	38,889	$21,816	$1,309	$—	$23,125
Common units	16	(31)	—	—	(31)
Distributions to common unitholders – affiliates	—	(6,045)	—	—	(6,045)
Distributions to common unitholders – non-affiliates	—	(4,118)	—	—	(4,118)
Unit-based compensation expense	—	1,159	—	—	1,159
Net loss	—	(8,904)	—	—	(8,904)
Other comprehensive loss	—	—	(36)	—	(36)

Balance, September 30, 2014	38,905	$3,877	$1,273	$—	$5,150

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(8,904)	$21,475
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,803	12,381
Utilization of spare parts	4,360	2,018
Write-down of inventory	4,557	7,334
Non-cash interest expense	788	734
Pasadena goodwill impairment	27,202	30,029
Loss on debt extinguishment	635	6,001
Unit-based compensation	1,159	1,385
Other	1,335	(157)
Changes in operating assets and liabilities:
Accounts receivable	(9,053)	(14,240)
Inventories	1,772	(16,204)
Prepaid expenses and other current assets	(2,546)	(2,098)
Other receivables	866	2,413
Other assets	205	—
Accounts payable	4,423	(4,294)
Accrued liabilities	192	(7,338)
Deferred revenue	27,724	4,329
Accrued interest	5,638	7,472

Net cash provided by operating activities	78,156	51,240

Cash flows from investing activities
Capital expenditures	(56,106)	(56,500)
Other items	(899)	(94)

Net cash used in investing activities	(57,005)	(56,594)

Cash flows from financing activities
Proceeds from issuance of notes	—	320,000
Proceeds from credit facilities	—	15,600
Payments and retirement of debt	—	(208,890)
Payment of debt issuance costs	(987)	(8,962)
Payment of offering costs	—	(972)
Distributions to common unitholders – affiliates	(6,045)	(48,825)
Distributions to common unitholders – non-affiliates	(4,118)	(33,075)

Net cash provided by (used in) financing activities	(11,150)	34,876

Increase in cash	10,001	29,522
Cash, beginning of period	34,060	55,799

Cash, end of period	$44,061	$85,321

The following effects of certain non-cash investing and financing activities were excluded from the consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013:

Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$6,862	$13,957

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech Nitrogen Partners, L.P. (the “Partnership”) and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Neither authority requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of September 30, 2014, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014 (the “Annual Report”).

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

Accounting guidance establishes accounting and reporting requirements for derivative instruments and hedging activities. This guidance requires recognition of all derivative instruments as assets or liabilities on the Partnership’s consolidated balance sheets and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. The Partnership currently does not designate any of its derivatives as hedges for financial accounting purposes. Gains and losses on derivative instruments not designated as hedges are currently included in earnings and reported under cash flows from operating activities. The Partnership does not have any master netting agreements or collateral relating to these derivatives.

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

There are significant assumptions involved in performing a goodwill impairment test, which include discount rates, terminal growth rates, future sales prices of end products, raw material costs, and sales volumes. The various valuation methods used (income approach, replacement cost and market approach) are weighted in determining fair value. See “Note 6 — Goodwill”.

The Partnership has evaluated events that occurred between September 30, 2014 and the date of these financial statements to ensure that such events are properly reflected in these statements.

Note 2 — Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early application is not permitted. The Partnership is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosures.

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

In August 2014, the FASB issued guidance on presentation of financial statements – going concern, which applies to all companies. It requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Partnership is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosures.

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

Accounting guidance provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment in considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Partnership classifies fair value balances based on the fair value hierarchy, defined as follows:

•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Partnership has the ability to access as of the reporting date.

•	Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

The following table presents the financial instruments that were accounted for at fair value by level as of September 30, 2014 (in thousands).

	Level 1	Level 2	Level 3
Liabilities
Forward gas contracts	$—	$811	$—

The following table presents the fair value and carrying value of the Partnership’s borrowings as of September 30, 2014.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Notes	$318,400	$—	$—	$320,000

The following table presents the fair value and carrying value of the Partnership’s borrowing as of December 31, 2013.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Notes	$318,400	$—	$—	$320,000

Forward Gas Contracts

Our East Dubuque Facility enters into forward gas purchase contracts to reduce its exposure to the fluctuations in natural gas prices. The forward gas contracts are deemed to be Level 2 financial instruments because the measurement is based on observable market data. The fair value of such contracts had been determined based on market prices. Gain or loss associated with forward gas contracts is recorded in cost of sales on the consolidated statements of operations. The amount of unrealized loss recorded was $0.3 million for the three months ended September 30, 2014 and $0.8 million for the nine months ended September 30, 2014. These forward gas contracts are recorded in accrued liabilities on the consolidated balance sheets.

Notes

The $320.0 million of 6.5% second lien senior secured notes due 2021 (the “Notes”) are deemed to be Level 1 financial instruments because there was an active market for such debt. The fair value of such debt was determined based on market prices.

Earn-out Consideration

The earn-out consideration relates to potential additional consideration the Partnership may be required to pay under the purchase agreement relating to the acquisition of Agrifos, LLC (“Agrifos”). Agrifos, through a subsidiary, previously owned the Pasadena Facility. The following table presents a reconciliation of the change in the carrying value of the Agrifos earn-out consideration, a Level 3 financial instrument, as of September 30, 2013 (in thousands):

Balance at December 31, 2012	$4,920
Add: Unrealized gain	(4,920)

Balance at September 30, 2013	$—

The levels within the fair value hierarchy at which the Partnership’s financial instruments have been evaluated have not changed for any of the Partnership’s financial instruments during the three and nine months ended September 30, 2014 and 2013.

Note 4 — Inventories

Inventories consisted of the following:

	As of
	September 30, 2014	December 31, 2013
	(in thousands)
Finished goods	$21,463	$26,690
Raw materials	3,994	4,193
Other	110	219

Total inventory	$25,567	$31,102

During the three months ended September 30, 2014, the Partnership wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $1.8 million to market value. During the nine months ended September 30, 2014, the Partnership wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $4.6 million to market value. During the three months ended September 30, 2013, the Partnership wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $5.0 million to market value. During the nine months ended September 30, 2013, the Partnership wrote down the value of the Pasadena Facility’s ammonium sulfate, sulfur and sulfuric acid inventory by $7.3 million to market value. The various write-downs were reflected in cost of goods sold for the applicable periods.

Note 5 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	September 30, 2014	December 31, 2013
	(in thousands)
Land and land improvements	$22,655	$22,540
Buildings and building improvements	28,683	27,307
Machinery and equipment	260,910	246,963
Furniture, fixtures and office equipment	300	258
Computer equipment and computer software	4,191	3,759
Vehicles	186	186
Other	1,475	210

	318,400	301,223
Less: Accumulated depreciation	(84,407)	(66,864)

Total property, plant and equipment, net	$233,993	$234,359

In connection with the restructuring of the Pasadena Facility, the Partnership tested the long-lived assets for impairment. As of September 30, 2014, the undiscounted future cash flows from the Pasadena Facility exceeded its net book value by approximately 10%. If there are further declines in commodity prices or increases in future costs at the Pasadena Facility, the Partnership may need to record a material impairment charge to reduce the carrying cost of the plant to fair value.

The construction in progress balance was $65.6 million at September 30, 2014, which includes $2.7 million of capitalized interest costs, represents primarily the costs associated with the power generation project and the sulfuric acid converter replacement project.

Note 6 — Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2013 – Pasadena	$27,202
Goodwill impairment – Pasadena	(27,202)

Balance at September 30, 2014	$—

The Partnership tests goodwill assets for impairment annually, or more often if an event or circumstance indicates that impairment may have occurred. During the three months ended June 30, 2014, the Partnership wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $2.8 million to market value. Management considered this inventory impairment, negative gross margin and negative EBITDA in the second quarter of 2014, as well as revised cash flow projections developed during the second quarter of 2014, all taken together, as indicators that a potential impairment of the goodwill related to the Pasadena Facility may have occurred. Factors that affect cash flow include, but are not limited to: product prices; product sales volumes; feedstock prices, labor, maintenance, and other operating costs; required capital expenditures; and plant productivity.

Cash flow projections decreased primarily because of a decline in forecasted product margins. The reduction of prices in the forecast was the result of an evaluation of many factors, including recent deterioration in reported margins. A global decline in nitrogen prices, along with higher exports of ammonium sulfate from China, put downward pressure on ammonium sulfate prices. The additional supplies from China originate from new plants that produce ammonium sulfate as a by-product of manufacturing caprolactam. Current prices for ammonia and sulfur, key inputs for ammonium sulfate, had increased significantly during the second quarter. Global ammonia supplies were tight, supported by production issues in Egypt, Algeria, Trinidad and Qatar, as well as political issues in Libya and Ukraine.

The analysis of the potential impairment of goodwill is a two-step process. Step one of the impairment test consists of comparing the fair value of the reporting unit with the aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment. Step one of the goodwill impairment test involves a high degree of judgment and consists of a comparison of the fair value of a reporting unit with its book value. The fair value of the Pasadena reporting unit was based upon various assumptions and was based primarily on the discounted cash flows that the business could be expected to generate in the future (the “Income Approach”). The Income Approach valuation method required the Company to make projections of revenue and costs over a multi-year period. Additionally, the Partnership made an estimate of a weighted average cost of capital that a market participant would use as a discount rate. The Partnership also considered other valuation methods including the replacement cost and market approach. Based upon its analysis of the fair value of the Pasadena reporting unit, the Partnership believed it was probable that the Pasadena reporting unit had a carrying value in excess of its fair value at June 30, 2014. The inputs utilized in the analyses were classified as Level 3 inputs within the fair value hierarchy as defined in accounting guidance.

Step two of the goodwill impairment test consists of comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. The estimated difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill. The valuation of assets and liabilities in step two is performed only for purposes of assessing goodwill for impairment and the Partnership did not adjust the net book value of the assets and liabilities on its consolidated balance sheets other than goodwill as a result of this process. Completion of step two of the goodwill impairment test indicated no remaining residual value of goodwill and resulted in the Partnership recording an impairment charge of $27.2 million. The goodwill impairment was primarily the result of a decrease in the implied fair value of the Pasadena reporting unit. A deterioration in projected cash flows and an increase in the rate used to discount such cash flows contributed to this decrease. In addition, the implied residual value of goodwill decreased because of an increase in the amount of invested capital at the Pasadena Facility, which primarily was the result of capital expenditures for the power generation project and expenditures to replace the sulfuric acid converter.

Note 7 — Debt

Credit Agreement

On April 12, 2013, the Partnership and Rentech Nitrogen Finance Corporation, a wholly owned subsidiary of the Partnership (“Finance Corporation”), entered into a credit agreement (the “Credit Agreement”). The Credit Agreement consisted of a $35.0 million senior secured revolving credit facility. As of December 31, 2013, the Partnership had no outstanding borrowings under the Credit Agreement. The Credit Agreement was terminated on July 22, 2014 and replaced with the GE Credit Agreement (defined below). The termination of the Credit Agreement resulted in a loss on debt extinguishment of $0.6 million for the three and nine months ended September 30, 2014.

GE Credit Agreement

On July 22, 2014, the Partnership replaced the Credit Agreement by entering into a new credit agreement (the “GE Credit Agreement”) by and among the Partnership and Finance Corporation as borrowers (the “GE Borrowers”), certain subsidiaries of the Partnership, as guarantors, General Electric Capital Corporation, for itself as agent for the lenders party thereto, the other financial institutions party thereto, and GE Capital Markets, Inc., as sole lead arranger and bookrunner.

The GE Credit Agreement consists of a $50.0 million senior secured revolving credit facility (the “GE Credit Facility”) with a $10.0 million letter of credit sublimit. The Partnership expects that the GE Credit Agreement will be used to fund growth projects, working capital needs, letters of credit and for other general partnership purposes.

Borrowings under the GE Credit Agreement bear interest at a rate equal to an applicable margin plus, at the GE Borrowers’ option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of one month plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is two business days prior to the first day of such interest period. The applicable margin for borrowings under the GE Credit Agreement is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings.

The GE Borrowers are required to pay a fee to the lenders under the GE Credit Agreement on the average undrawn available portion of the GE Credit Facility at a rate equal to 0.50% per annum. If letters of credit are issued, the GE Borrowers will also pay a fee to the lenders under the GE Credit Agreement at a rate equal to the product of the average daily undrawn face amount of all letters of credit issued, guaranteed or supported by risk participation agreements multiplied by a per annum rate equal to the applicable margin with respect to LIBOR borrowings. The GE Borrowers are also required to pay customary letter of credit fees on issued letters of credit. In the event the GE Borrowers reduce or terminate the commitments under the GE Credit Facility on or prior to the 18-month anniversary of the closing date, the GE Borrowers shall pay a prepayment fee equal to 1.0% of the amount of the commitment reduction.

The GE Credit Agreement terminates on July 22, 2019. The GE Borrowers may voluntarily prepay their utilization and/or permanently cancel all or part of the available commitments under the GE Credit Agreement in minimum increments of $5.0 million (subject to the prepayment fee described above). Amounts repaid may be reborrowed. Borrowings under the GE Credit Agreement are subject to mandatory prepayment under certain circumstances, with customary exceptions, from the proceeds of permitted dispositions of assets and from certain insurance and condemnation proceeds.

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

The GE Credit Agreement contains a number of customary representations and warranties, affirmative and negative covenants and events of default. The covenants include, among other things, compliance with environmental laws, limitations on the incurrence of indebtedness and liens, the making of investments, the sale of assets and the making of restricted payments. In the event that, on a pro forma basis, less than 30% of the commitment amount is available for borrowing on any distribution date, then in order to make a distribution on such date (a) the Partnership must maintain a first lien leverage ratio no greater than 1.0 to 1 on a pro forma basis and (b) the sum of (i) the undrawn amount under the GE Credit Facility and (ii) cash maintained by the Partnership and its subsidiaries in collateral deposit accounts must be at least $5 million (after giving effect to the distribution). In addition, before the Partnership can make distributions, there cannot be any default under the GE Credit Agreement. The GE Credit Agreement also contains a requirement that the Partnership maintain a first lien leverage ratio not to exceed 1.0 to 1 at the end of each fiscal quarter where less than 30% of the commitment amount is available for drawing under the GE Credit Facility or a default has occurred and is continuing.

As of September 30, 2014, the Partnership had no outstanding borrowings under the GE Credit Agreement.

As of September 30, 2014, the Partnership was in compliance with all covenants under the Notes and the GE Credit Agreement.

Note 8 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Partnership’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted nitrogen fertilizer product sales in order to substantially fix gross margin on those product sales contracts. The Partnership may also enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to reduce monthly and seasonal gas price volatility. The Partnership occasionally enters into index-price contracts for the purchase of natural gas. The Partnership has entered into multiple natural gas forward purchase contracts for various delivery dates through April 30, 2015. Commitments for natural gas purchases consist of the following:

	As of
	September 30, 2014	December 31, 2013
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	4,945	2,071
MMBtus under index-price contracts	757	81

Total MMBtus under contracts	5,702	2,152

Commitments to purchase natural gas	$26,185	$8,571
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$4.59	$3.98

During October 2014, the Partnership entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through October 31, 2014. The total MMBtus associated with these additional forward purchase contracts are 0.1 million and the total amount of the purchase commitments is $0.5 million, resulting in a weighted average rate per MMBtu of $3.97 in these new commitments. The Partnership is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

Contractual Obligations

On April 17, 2013, RNPLLC entered into an engineering, procurement and construction contract (the “EPC Contract”) with Abeinsa Abener Teyma General Partnership (“Abeinsa”). The EPC Contract provides for Abeinsa to be the contractor on the power generation project at the Pasadena Facility. The value of the contract is $25.0 million and the project is expected to be completed by late 2014. As of September 30, 2014, the Partnership has paid $22.7 million and accrued an additional $1.2 million under the EPC contract.

Litigation

The Partnership is party to litigation from time to time in the normal course of business. The Partnership accrues liabilities related to litigation only when it concludes that it is probable that it will incur costs related to such litigation, and can reasonably estimate the amount of such costs. In cases where the Partnership determines that it is not probable, but reasonably possible that it has a material obligation, it discloses such obligations and the possible loss or range of loss, if such estimate can be made. The outcome of the Partnership’s current litigation matters are not estimable or probable. The Partnership maintains insurance to cover certain actions and believes that resolution of its current litigation matters will not have a material adverse effect on the Partnership’s financial statements.

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

Note 9 — Partners’ Capital and Partnership Distributions

The Partnership’s policy is to distribute all of the cash available for distribution that it generates each quarter. Cash available for distribution for each quarter will be determined by the board of directors (the “Board”) of the Partnership’s general partner (the “General Partner”) following the end of each quarter. The Partnership expects that cash available for distribution for each quarter will generally be calculated as the cash it generates during the quarter, less cash needed for maintenance capital expenditures not funded by capital proceeds, debt service and other contractual obligations, and any increases in cash reserves for future operating or capital needs that the Board of the General Partner deems necessary or appropriate. Increases or decreases in such reserves may be determined at any time by the Board of the General Partner as it considers, among other things, the cash flows or cash needs expected in approaching periods. The Partnership does not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in its quarterly distribution, nor does it intend to incur debt to pay quarterly distributions. The Partnership has no legal obligation to pay distributions. Distributions are not required by the Partnership’s partnership agreement and the Partnership’s distribution policy is subject to change at any time at the discretion of the Board of the General Partner. Any distributions made by the Partnership to its unitholders will be done on a pro rata basis. At September 30, 2014, the Partnership had outstanding 203,000 unit-settled phantom units. Each phantom unit entitles the holder to payments in amounts equal to the amounts of any distributions made to an outstanding unit by the Partnership. Payments to outstanding phantom units are not subtracted from operating cash flow in the calculation of cash available for distribution, but the payments made to phantom unitholders are recorded as distributions for accounting purposes. For information on the announcement of cash distributions refer to “Note 14 — Subsequent Events — Distributions”.

The following is a summary of cash distributions paid to common unitholders and holders of phantom units during the nine months ended September 30, 2014 for the respective quarter to which the distributions relate:

	December 31, 2013	March 31, 2014	June 30, 2014	Total Cash Distributions Paid Year to Date in 2014
	(in thousands, except for per unit amounts)
Distribution to common unitholders — affiliates	$1,162	$1,861	$3,022	$6,045
Distribution to common unitholders — non-affiliates	792	1,266	2,060	4,118

Total amount paid	$1,954	$3,127	$5,082	$10,163

Per common unit	$0.05	$0.08	$0.13	$0.26

Common and phantom units outstanding	39,081	39,081	39,098

Note 10 — Income Taxes

The Partnership and its subsidiaries are not directly subject to federal and state income taxes. Instead, their taxable income or loss is allocated to their individual partners or members. However, the Partnership and its subsidiaries are subject to an Illinois replacement tax, Texas margin tax and California annual minimum franchise tax. For the three months ended September 30, 2014, a Texas margin tax expense of $27,000 was recorded. For the nine months ended September 30, 2014, California annual minimum franchise tax expense of $1,000 and Texas margin tax expense of $81,000 were recorded.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues
East Dubuque	$46,021	$50,572	$148,455	$146,838
Pasadena	38,142	42,707	105,597	109,961

Total revenues	$84,163	$93,279	$254,052	$256,799

Operating income (loss)
East Dubuque	$14,159	$24,059	$56,991	$77,742
Pasadena	(10,186)	(40,522)	(44,464)	(38,528)

Total segment operating income(loss)	$3,973	$(16,463)	$12,527	$39,214

Net income (loss)
East Dubuque	$14,139	$24,069	$56,926	$77,383
Pasadena	(10,213)	(40,765)	(44,545)	(38,915)

Total segment net income (loss)	$3,926	$(16,696)	$12,381	$38,468

Reconciliation of segment net income (loss) to consolidated net income (loss):
Segment net income (loss)	$3,926	$(16,696)	$12,381	$38,468
RNP – partnership and unallocated expenses recorded as selling, general and administrative expenses	(1,792)	(1,872)	(6,277)	(6,488)
RNP – partnership and unallocated income (expense) recorded as other income (expense)	(635)	309	(635)	(1,081)
RNP – unallocated interest expense and loss on interest rate swaps	(4,604)	(3,996)	(14,373)	(9,726)
RNP – Income tax benefit	—	—	—	302

Consolidated net income (loss)	$(3,105)	$(22,255)	$(8,904)	$21,475

	As of September 30,	As of December 31,
	2014	2013
	(in thousands)
Total assets
East Dubuque	$186,069	$175,430
Pasadena	189,904	188,836

Total segment assets	$375,973	$364,266

Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$375,973	$364,266
Partnership and other	48,513	42,078

Consolidated total assets	$424,486	$406,344

Note 12 — Net Income (Loss) Per Common Unit

The Partnership’s net income (loss) is allocated wholly to the common unitholders since the General Partner has a non-economic interest.

Basic income (loss) per common unit allocated to common unitholders is calculated by dividing net income (loss) allocated to common unitholders by the weighted average number of common units outstanding for the period. Diluted net income (loss) per common unit allocated to common unitholders is calculated by dividing net income (loss) allocated to common unitholders by the weighted average number of common units outstanding plus the dilutive effect, calculated using the “treasury stock” method for the unvested phantom units. Phantom units are settled for common units upon vesting and are issued in tandem with distribution rights during the vesting period.

The following table sets forth the computation of basic and diluted net income (loss) per common unit:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except for per unit amounts)
Numerator:
Net income (loss)	$(3,105)	$(22,255)	$(8,904)	$21,475
Less: Income allocated to unvested units	25	—	50	326

Net income (loss) allocated to common unit holders	$(3,130)	$(22,255)	$(8,954)	$21,149

Denominator:
Weighted average common units outstanding	38,905	38,849	38,895	38,843
Effect of dilutive units:
Phantom units	—	—	—	91

Diluted units outstanding	38,905	38,849	38,895	38,934

Basic and diluted net income (loss) per common unit	$(0.08)	$(0.57)	$(0.23)	$0.54

For the three and nine months ended September 30, 2014, 203,000 phantom units were excluded from the calculation of diluted net income per common unit because their inclusion would have been anti-dilutive. For the three months ended September 30, 2013, 155,750 phantom units were excluded from the calculation of diluted net income per common unit because their inclusion would have been anti-dilutive. No phantom units were excluded for the nine months ended September 30, 2013.

Note 13 — Related Parties

The Partnership, the General Partner and Rentech, Inc. (“Rentech”) have entered into a services agreement, pursuant to which the Partnership and the General Partner obtain certain management and other services from Rentech. Under the services agreement, the Partnership, its subsidiaries and the General Partner are obligated to reimburse Rentech for (i) all costs, excluding share-based compensation, incurred by Rentech or its affiliates in connection with the employment of its employees who are seconded to the Partnership and who provide the Partnership services under the agreement on a full-time basis; (ii) a prorated share of costs, excluding share-based compensation, incurred by Rentech or its affiliates in connection with the employment of its employees, excluding seconded personnel, who provide the Partnership services under the agreement on a part-time basis, with such prorated share determined by Rentech on a commercially reasonable basis, based on the estimated percent of total working time that such personnel are engaged in performing services for the Partnership; (iii) a prorated share of certain administrative costs, in accordance with the agreement, including office costs, services by outside vendors, other general and administrative costs; and (iv) any taxes (other than income taxes, gross receipt taxes and similar taxes) incurred by Rentech or its affiliates for the services provided under the agreement. In accordance with the services agreement, Rentech billed the Partnership $2.3 million for the three months ended September 30, 2014, and $2.1 million for the same period last year. Rentech billed the Partnership $6.5 million for the nine months ended September 30, 2014, and $14.9 million for the same period last year. In 2014, some vendors were billing directly to the Partnership, instead of Rentech.

Note 14 — Subsequent Events

Agrifos Settlement

On October 28, 2014, the Partnership reached an agreement to settle all existing and future indemnity claims it may have under the Membership Interest Purchase Agreement dated October 31, 2012, as amended, pursuant to which the Partnership acquired the Pasadena Facility from Agrifos Holdings Inc. The parties agreed to distribute $5.0 million of cash and 59,186 Partnership common units to the Partnership held in escrow accounts established at the closing of the acquisition from a portion of the initial purchase price to satisfy potential indemnity claims. The remaining approximately $0.9 million of cash and 264,090 Partnership common units held in escrow will be released to Agrifos Holdings Inc.

Distributions

On November 4, 2014, the Board of the General Partner declared a cash distribution to its common unitholders for the period July 1, 2014 through and including September 30, 2014 of $0.05 per unit, which will result in total distributions in the amount of $1.9 million, including payments to phantom unitholders. The cash distribution will be paid on November 28, 2014 to unitholders of record at the close of business on November 21, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our consolidated financial statements and the related notes presented in this report and in our Annual Report.

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements”. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in “Part I—Item 1A. Risk Factors” in the Annual Report, in “Part II—Item 1A. Risk Factors” in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed with the SEC on August 18, 2014, in “Part II—Item 1A. Risk Factors” of this report and from time to time in our periodic reports and registration statements filed with the SEC. Such risks and uncertainties include, among other things:

•	our ability to make cash distributions on our common units;

•	our ability to successfully implement our restructuring plan and improve results of operations at our Pasadena facility;

•	the volatile nature of our business, our ability to remain profitable and the variable nature of our cash distributions;

•	our ability to recover the costs of our raw materials through sales of products that follow the purchase of such raw materials, considering the volatility in the prices of our products and raw materials;

•	a decline in demand for crops such as corn, soybeans, potatoes, cotton, canola, alfalfa and wheat or their prices or the use of nitrogen fertilizer for agricultural purposes;

•	adverse weather conditions, which can affect demand for, and delivery and production of, our products;

•	any interruption in the supply, or rise in the price levels, of natural gas, ammonia, sulfur, and other essential raw materials;

•	our dependence on our customers and distributors to purchase and transport goods purchased from us;

•	our ability to identify and consummate acquisitions in related businesses, and the risk that any such acquisitions do not perform as anticipated;

•	intense competition from other nitrogen fertilizer producers;

•	planned or unplanned shutdowns, or any operational difficulties, at our facilities;

•	our ability to obtain debt financing on acceptable terms or at all and the limitations on our business operations imposed by the terms of such indebtedness;

•	any loss of Agrium Inc., or Agrium, as a distributor or customer of our nitrogen fertilizer products, loss of storage rights at Agrium’s terminal in Niota, Illinois or decline in sales of products through or to Agrium;

•	any loss of Interoceanic Corporation, or IOC, as a distributor of our ammonium sulfate fertilizer products or decline in sales volume or sales price of products sold through IOC;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	our ability and the associated cost to comply with laws and regulations regarding employee and process safety;

•	the risk associated with governmental policies affecting the agricultural industry;

•	capital expenditures and potential liabilities arising from existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources and the end-use and application of fertilizers;

•	the conflicts of interest faced by our senior management team and our General Partner;

•	limitations on the fiduciary duties owed by our General Partner which are included in the partnership agreement;

•	the inability of our public unitholders to influence our operating decisions or elect our General Partner or the Board of the General Partner;

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes; and

•	risks associated with the expansion and other projects at our facilities, including any disruption to operations at our facilities during construction and our ability to sell the incremental products resulting from such projects.

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

Our Pasadena Facility is located on the Houston Ship Channel with access to transportation at favorable prices. The facility has two deep-water docks and access to the Mississippi waterway system and key international waterways. The facility is also connected to key domestic railways, which permit the efficient, cost-effective distribution of its products west of the Mississippi River. Our Pasadena Facility’s distributors purchase our products at our facility and then arrange and pay to transport them to their final destinations by truck, rail car or vessel. Our Pasadena Facility’s products are sold primarily through distributors to customers in the United States, and are applied to many types of crops including soybeans, potatoes, cotton, canola, alfalfa, corn and wheat.

Our Pasadena Facility purchases ammonia as a feedstock at contractual prices based on the monthly Tampa Index market, while our East Dubuque Facility sells ammonia at prevailing prices in the Mid Corn Belt region. Ammonia prices are typically significantly higher in the Mid Corn Belt than in Tampa.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Preparing our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and judgments relate to: revenue recognition, inventories, valuation of long-lived assets and intangible assets, recoverability of goodwill, and the acquisition method of accounting. Actual amounts could differ significantly from these estimates. No material change has occurred to our critical accounting policies and estimates from the information provided in the Annual Report.

FACTORS AFFECTING COMPARABILITY OF FINANCIAL INFORMATION

Our historical results of operations for the periods presented may not be comparable with our results of operations for the subsequent periods for the reasons discussed below.

Expansion Projects and Other Significant Capital Projects

We have commenced additional projects and are evaluating other potential projects to expand the production capabilities and product offerings at our facilities. We expect to incur significant costs and expenses developing and building such projects. Our depreciation expense has increased and we expect our depreciation expense to increase further as we place additional assets into service. Consequently, our operating results may not be comparable for periods before, during and after the construction of any expansion project or other significant capital project.

Restructuring of Pasadena’s Operations

Starting in the third quarter of 2014, we have begun to restructure operations at our Pasadena Facility. We expect to complete the restructuring by the end of 2014. As part of the restructuring, our Pasadena Facility will reduce annual production of ammonium sulfate by approximately 25 percent, to 500,000 tons. We intend to sell approximately 70 percent of the 500,000 tons in the domestic market and the remaining tons in New Zealand and Australia, which are the international markets with the highest net prices for ammonium sulfate. Our sales plan eliminates typically low-margin sales to Brazil, other than modest amounts expected during peak seasons when higher margins may be achievable. The restructuring plan provides the flexibility to increase ammonium sulfate production above the 500,000 ton rate for limited periods. The restructuring plan also includes a reduction of the numbers of contractors and employees, which is expected to reduce the full-time equivalent workforce by approximately 20 percent. Severance and other one-time employee-related expenses of $0.1 million were recorded for the nine months ended September 30, 2014 in connection with these reductions in the workforce.

We expect the restructuring to reduce operating and selling, general and administrative expenses and annual maintenance capital expenditures. This should enable our Pasadena Facility’s operations, including the results from our power generation project, to generate positive EBITDA in 2015, based on our current outlook for input costs and prices of ammonium sulfate. We cannot assure you that we will obtain these anticipated benefits from the restructuring. If we do not obtain the anticipated benefits, this would have a material adverse effect on us.

Acquisitions

One of our business strategies is to pursue acquisitions in related businesses. We may pursue acquisitions of assets and businesses that generate qualifying income. If completed, acquisitions could have significant effects on our business, financial condition and results of operations. We cannot assure you that we will enter into any definitive acquisition agreements on satisfactory terms, or at all. Costs associated with potential acquisitions are expensed as incurred, and could be significant.

FACTORS AFFECTING RESULTS OF OPERATIONS

Seasonality

Our East Dubuque Facility

Our and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. Consequently, operating results for the interim periods do not necessarily indicate expected results for the year. The following table shows product tonnage (in thousands) shipped by our East Dubuque Facility by quarter for the nine months ended September 30, 2014 and for each comparable quarter in the years ended December 31, 2013, 2012 and 2011.

	2014	2013	2012	2011
Quarter ended March 31	92	110	92	89
Quarter ended June 30	193	144	160	213
Quarter ended September 30	146	176	180	125
Quarter ended December 31	n/a	70	133	145

Total Tons Shipped	431	500	565	572

We typically ship the highest volume of tons from our East Dubuque Facility during the spring planting season, which occurs during the quarter ending June 30 of each year. The next highest volume of tons shipped is typically after the fall harvest during the quarter ending December 31 of each year. However, as reflected in the table above, the seasonal patterns may change substantially from year to year due to various circumstances, including timing of or changes in weather. These seasonal increases and decreases in demand can also cause fluctuations in sales prices. In winter seasons with warmer weather, early planting may shift significant ammonia sales into the quarter ending March 31. Wet or cold weather during the normal spring application season can delay deliveries that would normally occur in the spring. Weather conditions can also affect the mix of demand for our products at various times in the year. Certain weather and soil conditions favor the application of ammonia, while other conditions favor the application of UAN solution.

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

Our Pasadena Facility

Significant seasonality weather factors have affected demand for and timing of deliveries for our Pasadena Facility’s domestic agricultural products. Domestic prices for ammonium sulfate and ammonium thiosulfate normally reach their highest point in the spring, decrease in the summer, and increase again in the fall. Sales prices of these products are adjusted seasonally in order to facilitate distribution of the products throughout the year. Sales to Brazil and New Zealand may partially offset this domestic seasonal pattern because they are in the southern hemisphere. The ammonium sulfate plant at our Pasadena Facility operates throughout the year to the extent that there is available storage capacity for this product. We have 60,000 tons of storage capacity for ammonium sulfate at the facility. We also have an arrangement with IOC that permits us to store approximately 60,000 tons of ammonium sulfate at IOC-controlled terminals, which are located near our end customers. Storage capacity is managed by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity were to be insufficient, we would be forced to cease or reduce production of the product until capacity became available. Our Pasadena Facility’s fertilizer products are typically sold on the spot market for immediate delivery and, to a much lesser extent, under product prepayment contracts for future delivery at fixed prices. The following table shows product tonnage (in thousands) shipped by our Pasadena Facility by quarter for the nine months ended September 30, 2014 and for each quarter in the year ended December 31, 2013.

	2014	2013
Quarter ended March 31	155	110
Quarter ended June 30	215	178
Quarter ended September 30	205	202
Quarter ended December 31	n/a	140

Total Tons Shipped	575	630

SELECTED FINANCIAL DATA

The following table includes selected summary financial data for the three and nine months ended September 30, 2014 and 2013. The data below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. The data below is in thousands, except for per unit data, product pricing, $ per MMBtu and on-stream factors.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
STATEMENTS OF OPERATIONS DATA
Revenues	$84,163	$93,279	$254,052	$256,799
Cost of sales	$77,475	$76,459	$205,381	$177,412
Gross profit	$6,688	$16,820	$48,671	$79,387
Operating income (loss)	$2,181	$(18,335)	$6,250	$32,726
Other expense, net	$5,259	$3,687	$15,072	$10,813
Income (loss) before income taxes	$(3,078)	$(22,022)	$(8,822)	$21,913
Income tax expense	$27	$233	$82	$438
Net income (loss)	$(3,105)	$(22,255)	$(8,904)	$21,475
Net income (loss) per common unit – Basic & Diluted	$(0.08)	$(0.57)	$(0.23)	$0.54
Weighted-average units used to compute net income (loss) per common unit:
Basic	38,905	38,849	38,895	38,843
Diluted	38,905	38,849	38,895	38,934
FINANCIAL AND OTHER DATA
Adjusted EBITDA(1)	$9,051	$16,080	$51,255	$75,136
Cash available for distribution(1)	$1,945	$10,489	$10,112	$62,930
Cash available for distribution, per unit(1)	$0.05	$0.27	$0.26	$1.62
KEY OPERATING DATA
Products sold (tons):
Ammonia(2)	27	24	106	76
UAN(2)	83	117	214	237
Ammonium sulfate(3)	172	162	458	330
Products pricing (dollars per ton):
Ammonia(2)	$537	$530	$545	$675
UAN(2)	$268	$269	$283	$299
Ammonium sulfate(3)	$197	$238	$197	$269
Production (tons):
Ammonia(2)	75	77	238	227
UAN(2)	63	86	213	236
Ammonium sulfate(3)	121	122	411	374
Natural gas used in production(2):
Volume (MMBtu)	2,623	2,754	8,511	8,238
Pricing ($ per MMBtu)	$4.91	$4.16	$5.02	$4.17
Natural gas in cost of sales(2):
Volume (MMBtu)	2,800	2,873	8,421	7,290
Pricing ($ per MMBtu)	$4.87	$4.29	$5.05	$4.15
On-stream factors(4):
Ammonia(2)	89.1%	100.0%	96.3%	100.0%
UAN(2)	90.2%	100.0%	96.0%	99.3%
Ammonium sulfate(3) (5)	85.7%	79.8%	82.9%	81.8%

	As of September 30, 2014	As of December 31, 2013
BALANCE SHEET DATA
Cash	$44,061	$34,060
Working capital	$1,190	$21,188
Construction in progress	$65,633	$33,531
Total assets	$424,486	$406,344
Debt	$320,000	$320,000
Total long-term liabilities	$325,776	$324,642
Total partners’ capital	$5,150	$23,125

(1)	Adjusted EBITDA is defined as net income (loss) plus interest expense and other financing costs, loss on debt extinguishment, income tax expense, depreciation and amortization, Pasadena goodwill impairment and fair value adjustment to earn-out consideration, net of loss on interest rate swaps. We calculate cash available for distribution as used in this table as Adjusted EBITDA plus non-cash compensation expense less the sum of maintenance capital expenditures not funded by financing proceeds, net interest expense and cash reserved for working capital purposes. Adjusted EBITDA and cash available for distribution are used as supplemental financial measures by management and by external users of our consolidated financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; and

•	our operating performance and return on invested capital compared to those of other publicly traded limited partnerships and other public companies, without regard to financing methods and capital structure.

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

The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss) for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net income (loss)	$(3,105)	$(22,255)	$(8,904)	$21,475
Add:
Net interest expense	4,624	3,996	14,437	9,725
Pasadena goodwill impairment	—	30,029	27,202	30,029
Loss on debt extinguishment	635	—	635	6,001
Gain on fair value adjustment to earn-out consideration	—	(309)	—	(4,920)
Loss on interest rate swaps	—	—	—	7
Income tax expense	27	233	82	438
Depreciation and amortization	6,870	4,386	17,803	12,381

Adjusted EBITDA	$9,051	$16,080	$51,255	$75,136

The table below reconciles cash available for distribution to Adjusted EBITDA, both of which are non-GAAP financial measures, for the periods presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per unit data)
Adjusted EBITDA	$9,051	$16,080	$51,255	$75,136
Plus: Non-cash compensation expense	284	233	1,159	1,385
Less: Maintenance capital expenditures (a)	(7,932)	(2,199)	(13,604)	(6,414)
Less: Net interest expense	(4,624)	(3,996)	(14,437)	(13,599)
Plus: Distribution of cash reserves for working capital	5,166	371	—	6,422
Less: Cash reserved for working capital purposes	—	—	(14,261)	—

Cash available for distribution	$1,945	$10,489	$10,112	$62,930

Cash available for distribution, per unit	$0.05	$0.27	$0.26	$1.62
Common units outstanding	38,905	38,849	38,905	38,846

(a)	Excludes maintenance capital expenditures at our Pasadena Facility funded by debt in the amount of $3.7 million for the three months ended September 30, 2014, $2.2 million for the three months ended September 30, 2013, $14.0 million for the nine months ended September 30, 2014, and $3.8 million for the nine months ended September 30, 2013.
(2)	Key operating data for the East Dubuque Facility.
(3)	Key operating data for the Pasadena Facility.
(4)	The respective on-stream factors for the ammonia, UAN and ammonium sulfate plant equal the total days the applicable plant operated in any given period, divided by the total days in that period.
(5)	The ammonium sulfate plant is typically out of service for 12 to 14 hours per week for regular maintenance.

Business Segments

We operate in two business segments, which are East Dubuque and Pasadena. See “Note 11 — Segment Information” in “Part I—Item 1. Financial Statements” in this report for more information on the description of the segments.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues
East Dubuque	$46,021	$50,572	$148,455	$146,838
Pasadena	38,142	42,707	105,597	109,961

Total revenues	$84,163	$93,279	$254,052	$256,799

Gross profit (loss)
East Dubuque	$15,466	$25,114	$60,816	$81,353
Pasadena	(8,778)	(8,294)	(12,145)	(1,966)

Total gross profit	$6,688	$16,820	$48,671	$79,387

Selling, general and administrative expenses
East Dubuque	$956	$981	$3,177	$3,423
Pasadena	1,071	1,227	4,147	3,811

Total segment selling, general and administrative expenses	$2,027	$2,208	$7,324	$7,234

Depreciation and amortization
East Dubuque	$47	$46	$122	$152
Pasadena	337	972	970	2,722

Total depreciation and amortization recorded in operating expenses	384	1,018	1,092	2,874

East Dubuque	4,333	1,666	11,655	6,348
Pasadena	2,153	1,702	5,056	3,159

Total depreciation and amortization expense recorded in cost of sales	6,486	3,368	16,711	9,507

Total depreciation and amortization	$6,870	$4,386	$17,803	$12,381

Net income (loss)
East Dubuque	$14,139	$24,069	$56,926	$77,383
Pasadena	(10,213)	(40,765)	(44,545)	(38,915)

Total segment net income (loss)	$3,926	$(16,696)	$12,381	$38,468

Reconciliation of segment net income (loss) to consolidated net income (loss):
Segment net income (loss)	$3,926	$(16,696)	$12,381	$38,468
RNP – partnership and unallocated expenses recorded as selling, general and administrative expenses	(1,792)	(1,872)	(6,277)	(6,488)
RNP – partnership and unallocated income (expense) recorded as other income (expense)	(635)	309	(635)	(1,081)
RNP – unallocated interest expense and loss on interest rate swaps	(4,604)	(3,996)	(14,373)	(9,726)
RNP – income tax benefit	—	—	—	302

Consolidated net income (loss)	$(3,105)	$(22,255)	$(8,904)	$21,475

Partnership and unallocated expenses represent costs that relate directly to the Partnership and its subsidiaries but are not allocated to a segment. Partnership and unallocated expenses recorded in selling, general and administrative expenses consist primarily of business development expenses for the Partnership; unit-based compensation expense for executives of the Partnership; services from Rentech for executive, legal, finance, accounting, human resources, and investor relations support in accordance with the services agreement between the Partnership and Rentech; audit and tax fees; legal fees; compensation for Partnership level personnel; certain insurance costs and board expenses. Partnership and unallocated expenses recorded as selling, general and administrative expenses for the three months ended September 30, 2014 were $1.8 million, compared to $1.9 million for the same period last year. Non-cash unit–based compensation expense, recorded in selling, general and administrative expenses, was $0.3 million for the three months ended September 30, 2014, compared to $0.2 million for the same period last year.

Partnership and unallocated expenses recorded as selling, general and administrative expenses were $6.3 million for the nine months ended September 30, 2014 and $6.5 million for the same period last year. Non-cash unit–based compensation expense recorded in selling, general and administrative expenses was $1.2 million for the nine months ended September 30, 2014, compared to $1.4 million for the same period last year.

Partnership and unallocated expenses recorded as other expense during the three and nine months ended September 30, 2014 represent a loss on debt extinguishment. Partnership and unallocated expenses recorded as other income during the three months ended September 30, 2013 represented a gain on fair value adjustment to earn-out consideration of $0.3 million. Partnership and unallocated expenses recorded as other expense during the nine months ended September 30, 2013 represent a loss on debt extinguishment of $6.0 million partially offset by gain on fair value adjustment to earn-out consideration of $4.9 million. Unallocated interest expense represents interest expense on the Notes, which were issued in April 2013.

East Dubuque

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013:

Revenues

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Product shipments	$44,532	$50,572	$142,331	$146,765
Other	1,489	—	6,124	73

Total revenues	$46,021	$50,572	$148,455	$146,838

	For the Three Months Ended September 30, 2014		For the Three Months Ended September 30, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	27	$14,641	24	$12,543
UAN	83	22,146	117	31,472
Urea (liquid and granular)	13	5,918	11	4,681
Carbon dioxide (CO2)	19	645	21	714
Nitric acid	4	1,182	3	1,162
Other	N/A	1,489	N/A	—

Total — East Dubuque	146	$46,021	176	$50,572

	For the Nine Months Ended September 30, 2014		For the Nine Months Ended September 30, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	106	$57,882	76	$51,033
UAN	214	60,499	237	70,985
Urea (liquid and granular)	40	18,647	37	18,117
Carbon dioxide (CO2)	61	2,080	68	2,338
Nitric acid	10	3,223	12	4,292
Other	N/A	6,124	N/A	73

Total — East Dubuque	431	$148,455	430	$146,838

We generate revenue from sales of nitrogen fertilizer products manufactured at our East Dubuque Facility. Our East Dubuque Facility produces ammonia, UAN, liquid and granular urea, which are nitrogen fertilizers, as well as nitric acid and CO2, using natural gas as a feedstock. These nitrogen fertilizer products are used primarily in the production of corn. Revenues are seasonal based on the planting, growing, and harvesting cycles of customers who use nitrogen fertilizer.

Revenues for the three months ended September 30, 2014 were $46.0 million, compared to $50.6 million for the same period last year. The decrease was due to lower deliveries and sales prices of UAN, partially offset by higher deliveries and sales prices for ammonia. Revenues for the nine months ended September 30, 2014 were $148.5 million, compared to $146.8 million for the same period last year. The increase was due to higher natural gas sales and ammonia sales volumes, partially offset by lower UAN sales volumes and sales prices for ammonia and UAN.

During the three months ended September 30, 2013, deliveries of UAN occurred earlier than is typical, which pulled revenue from the fourth quarter of 2013 into the third quarter of 2013. This is the primary reason for the lower UAN sales volumes during the three and nine months periods ended September 30, 2014 as compared to the same periods in 2013. Ammonia production increased after we completed the ammonia expansion project in December 2013. This additional ammonia available for sale resulted in higher ammonia deliveries during the three and nine months ended September 30, 2014.

Average sales prices per ton for the three months ended September 30, 2014 were 1% higher for ammonia and relatively flat for UAN, as compared with the same period last year. These two products comprised 80% of our East Dubuque Facility’s revenues for the three months ended September 30, 2014 and 87% for the same period last year. The increase in ammonia sales prices was consistent with the increase in global nitrogen fertilizer prices between the two periods. The improvement in global ammonia prices during the three months ended September 30, 2014 was caused by lower supplies of urea from China, geopolitical events resulting in the shut down of significant nitrogen fertilizer plants in Libya and Ukraine, and the reduction in natural gas supplies in other parts of the world. However, UAN prices did not benefit from the improvement in the ammonia market due to more UAN production being brought on line in North America. Since most of the UAN consumed in North America is produced in North America, the recent changes in the international nitrogen markets did not positively impact UAN as it did the other nitrogen product lines.

Average sales prices per ton for the nine months ended September 30, 2014 were 19% lower for ammonia and 5% lower for UAN, as compared with the same period last year. These two products comprised 80% of our East Dubuque Facility’s revenues for the nine months ended September 30, 2014 and 83% for the same period last year. The decreases in our sales prices for ammonia and UAN were consistent with the decline in global nitrogen fertilizer prices in the earlier portions of the respective periods, partially offset by increases in the three months ended in September of the respective years. These decreases were caused by significantly higher levels of low-priced urea in the global market, particularly from China. Prices were also affected by additional nitrogen fertilizer production brought on line in North America over the last 12 months.

Other revenues consist primarily of natural gas sales. We occasionally sell natural gas when purchase commitments exceed production requirements and/or storage capacities, or when the margin from selling natural gas exceeds the margin from producing additional ammonia. During the third quarter of 2014, we recorded $1.1 million in natural gas sales and $0.4 million in nitrous oxide emission reduction credit sales. On rare occasions, we have also purchased natural gas with the specific intent of immediately reselling it when local market anomalies create low-risk opportunities for gain. During the first quarter of 2014, temporary operational problems with a natural gas pipeline in the Midwest caused a significant spike in the local price of natural gas. This created a unique opportunity to purchase natural gas from other locations at lower prices for the purpose of reselling it at significantly higher prices. We also sold natural gas originally purchased for production at a gross profit that exceeded the expected gross profits from additional production using that natural gas. During the first quarter of 2014, we sold, at an average price of $29.90 per MMBtu, 151,000 MMBtus of natural gas that cost an average of $9.42 per MMBtu. Almost half of the natural gas sold had been intended for production. The total $4.5 million in natural gas sales resulted in a gross profit of $3.1 million, which was significantly higher than the profit we would likely have realized on the 2,900 tons of lost ammonia production.

Cost of Sales

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Cost of sales — East Dubuque	$30,555	$25,458	$87,639	$65,485

Cost of sales primarily consists of the cost of natural gas (East Dubuque’s primary feedstock), labor, depreciation and electricity. Cost of sales for the three months ended September 30, 2014 was $30.6 million, compared to $25.5 million for the same period last year. The increase in the cost of sales was primarily due to an increase in depreciation and costs of natural gas and electricity. Increased natural gas costs were due to an overall market increase in the cost of natural gas. Natural gas comprised 45% and labor costs comprised 12% of cost of sales on product shipments for the three months ended September 30, 2014. For the same period last year, natural gas was 49% and labor was 15% of cost of sales. Depreciation expense included in cost of sales was $4.3 million for the three months ended September 30, 2014 and $1.7 million for the same period last year. The increase in depreciation expense is primarily due to the completion of the ammonia expansion project in late 2013. Increased electricity costs were due to an increase in electricity usage and rates. The electricity usage increased due to the new compressors installed as part of the ammonia expansion project.

Cost of sales for the nine months ended September 30, 2014 was $87.6 million compared to $65.5 million for the same period last year. The increase in the cost of sales was primarily due to an increase in depreciation and costs of natural gas and electricity. Increased natural gas costs were due to an overall market increase in the cost of natural gas and additional natural gas purchased for resale. The cost of natural gas sold was $2.8 million higher in 2014 than in 2013 for the nine months ended September 30, 2014. Natural gas comprised 48% and labor costs comprised 14% of cost of sales on product shipments for the nine months ended September 30, 2014. For the same period last year, natural gas was 46% and labor was 15% of cost of sales. Depreciation expense included in cost of sales was $11.7 million for the nine months ended September 30, 2014 and $6.3 million for the same period last year. The increase in depreciation expense is primarily due to the completion of the ammonia expansion project in late 2013. Increased electricity costs were due to an increase in electricity usage and rates. The electricity usage increased due to the new compressors installed as part of the ammonia expansion project.

Gross Profit

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Gross profit — East Dubuque	$15,466	$25,114	$60,816	$81,353

Gross profit was $15.5 million for the three months ended September 30, 2014, compared to $25.1 million for the same period last year. Gross profit margin for the three months ended September 30, 2014 was 34%, compared to 50% for the same period last year. Gross profit was $60.8 million for the nine months ended September 30, 2014, compared to $81.4 million for the same period last year. Gross profit margin for the nine months ended September 30, 2014 was 41%, compared to 55% for the same period last year. The decreases in gross profit and gross margin were primarily due to lower product pricing, and increased costs of natural gas, depreciation and electricity.

Gross profit margin can vary significantly from period to period. Nitrogen fertilizer and natural gas are both commodities, the prices of which can vary significantly from period to period and do not always move in the same direction. In addition, certain fixed costs of operating our East Dubuque Facility are recorded in cost of sales. Their impact on gross profit and gross margins varies as product sales volumes vary seasonally.

During October 2014, our East Dubuque Facility’s ammonia plant was shut down for seven days due to a leaking flange on the ammonia synthesis converter. This shut-down is expected to have a negative impact on the results of operations for the three months ended December 31, 2014 due to lost profits during the seven day shut-down.

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Operating expenses:
Selling, general and administrative	$956	$981	$3,177	$3,423
Depreciation and amortization	47	46	122	152
Loss on disposal of property, plant and equipment	304	28	526	36

Total operating expenses — East Dubuque	$1,307	$1,055	$3,825	$3,611

Selling, General and Administrative Expenses. Selling, general and administrative expenses for each of the three-month periods ended September 30, 2014 and 2013 were $1.0 million. Selling, general and administrative expenses for the nine-month period ended September 30, 2014 were $3.2 million, compared to $3.4 million for the same period last year.

Depreciation and Amortization. Depreciation expense included in operating expense was $0.1 million for the nine months ended September 30, 2014 compared to $0.2 million for the same period last year. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on product volumes. However, a portion of depreciation expense was associated with assets supporting general and administrative functions and was recorded in operating expense.

Loss on Disposal of Property, Plant and Equipment. For the three months ended September 30, 2014, asset disposal costs were $0.3 million related to the removal of a prill tower. For the nine months ended September 30, 2014, asset disposal costs were $0.5 million related to the removal of a prill tower and closure of wells no longer in service.

Operating Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Operating income — East Dubuque	$14,159	$24,059	$56,991	$77,742

Operating income was $14.2 million for the three months ended September 30, 2014 compared to $24.1 million for the same period last year. The decrease was primarily due to lower UAN product pricing and deliveries, and higher cost of sales as described above. Operating income was $57.0 million for the nine months ended September 30, 2014 compared to $77.7 million for the same period last year. The decrease was primarily due to lower product pricing and UAN deliveries, and higher cost of sales as described above.

Pasadena

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013:

Revenues

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues — Pasadena	$38,142	$42,707	$105,597	$109,961

	For the Three Months Ended September 30, 2014		For the Three Months Ended September 30, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	172	$33,776	162	$38,609
Sulfuric acid	20	1,894	39	3,347
Ammonium thiosulfate	13	1,925	1	322
Other	N/A	547	N/A	429

Total — Pasadena	205	$38,142	202	$42,707

	For the Nine Months Ended September 30, 2014		For the Nine Months Ended September 30, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	458	$90,244	330	$88,784
Sulfuric acid	61	5,567	119	11,240
Ammonium thiosulfate	56	8,257	41	7,883
Other	N/A	1,529	N/A	2,054

Total — Pasadena	575	$105,597	490	$109,961

We generate revenue from sales of nitrogen fertilizer and other products manufactured at our Pasadena Facility. The facility produces ammonium sulfate and ammonium thiosulfate, which are nitrogen fertilizers, as well as sulfuric acid. These fertilizer products are used in growing corn, soybeans, potatoes, cotton, canola, alfalfa and wheat.

Revenues for the three months ended September 30, 2014 were $38.1 million, compared to $42.7 million for the same period last year. Lower sales prices for ammonium sulfate and ammonium thiosulfate, and lower sales volume for sulfuric acid were partially offset by higher sales volumes for ammonium sulfate and ammonium thiosulfate. Revenues for the nine months ended September 30, 2014 were $105.6 million, compared to $110.0 million for the same period last year. Lower sales prices for all products were partially offset by higher ammonium sulfate sales volumes.

Ammonium sulfate production increased after we completed the debottlenecking project in December 2013. Demand increased due to favorable weather during the planting season and an increase in international orders; increased production enabled additional sales to meet that demand. We produce ammonium sulfate by combining ammonia and sulfuric acid, which we also produce to make ammonium sulfate or to sell to the industrial market. After expanding ammonium sulfate production capacity, less sulfuric acid was available for sale. This was the reason for the decline in sulfuric acid sales volume during the three and nine months ended September 30, 2014 as compared to the same periods last year. During 2014, international sales of ammonium sulfate were significantly higher than for the comparable period last year.

Average sales prices per ton decreased by 17% for ammonium sulfate and increased by 10% for sulfuric acid for the three months ended September 30, 2014 as compared with the same period last year. These two products comprised 94% of our Pasadena Facility’s revenues for the three months ended September 30, 2014 and 98% for the same period last year. A higher proportion of export sales, priced lower than domestic sales, contributed to the decline in average product price. Furthermore, higher exports of ammonium sulfate from China, put downward pressure on ammonium sulfate prices. The additional supplies from China originated from new plants that produce ammonium sulfate as a by-product of manufacturing caprolactam. Average sales prices per ton decreased by 27% for ammonium sulfate and by 3% for sulfuric acid for the nine months ended September 30, 2014 as compared with the same period last year. These two products comprised 91% of our Pasadena Facility’s revenues for each of the nine months ended September 30, 2014 and 2013. A higher proportion of export sales, priced lower than domestic sales, contributed to the decline in average product price.

Cost of Sales

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Cost of sales — Pasadena	$46,920	$51,001	$117,742	$111,927

Cost of sales for the three months ended September 30, 2014 was $46.9 million, compared to $51.0 million for the same period last year. Ammonia and sulfur together comprised 60% of cost of sales for the three months ended September 30, 2014, compared to 55% for the same period last year. Labor costs comprised 7% of cost of sales for the three months ended September 30, 2014, compared to 8% for the same period last year. During the quarter ended September 30, 2014, we incurred turnaround expenses of $2.1 million and other nonrecurring unanticipated maintenance expenses of $1.3 million. Turnaround expenses represent maintenance costs incurred during planned shut-downs. The duration of the 2014 turnaround was extended by 13 days, as compared to the duration of a typical turnaround, to undertake activities necessary to tie-in the new sulfuric acid converter and cogeneration projects. During the extended outage, we conducted a comprehensive examination of other components within the sulfuric acid plant. This examination resulted in the discovery and repair of previously unidentified items. The incremental cost of these items and the extended downtime was approximately $1.3 million. These one-time activities are not expected to recur in the future. For the three months ended September 30, 2014, we wrote down our ammonium sulfate inventory by $1.8 million because production costs exceeded market prices. During the same period last year, we wrote down our ammonium sulfate inventory by $5.0 million. Current prices for ammonia and sulfur, key inputs for ammonium sulfate, have increased significantly. Global ammonia supplies are lower than normal, and are compounded by production issues in Egypt, Algeria, Trinidad and Qatar, as well as political issues in Libya and Ukraine. Also, our sulfuric acid plant was down during the turnaround period. In order to continue producing ammonium sulfate and meet sales demand for sulfuric acid, we needed to purchase sulfuric acid, which increased the cost of sales for the three months ended September 30, 2014.

Depreciation expense included in cost of sales was $2.2 million for the three months ended September 30, 2014 and $1.7 million for the same period last year. The increase in depreciation expense was primarily due to an increase in property, plant and equipment resulting from the completion of the debottlenecking project in late 2013, and the increase in ammonium sulfate sold in 2014 compared to 2013.

Cost of sales for the nine months ended September 30, 2014 was $117.7 million, compared to $111.9 million for the same period last year. The increase in cost of sales was primarily due to selling a higher volume of ammonium sulfate and higher unit prices for inputs. Ammonia and sulfur together comprised 60% of cost of sales for the nine months ended September 30, 2014, compared to 55% for the same period last year. Labor costs comprised 7% of cost of sales for each of the nine months ended September 30, 2014 and 2013. For the nine months ended September 30, 2014, we wrote down our ammonium sulfate inventory by $4.6 million because production costs exceeded market prices. During the same period last year, we wrote down our ammonium sulfate, sulfur and sulfuric acid inventory by $7.3 million due to lower market prices of ammonium sulfate and sulfuric acid. During the nine months ended September 30, 2014, we incurred turnaround expenses of $2.1 million and other nonrecurring unanticipated maintenance expenses of $1.3 million.

Depreciation expense included in cost of sales was $5.1 million for the nine months ended September 30, 2014 and $3.2 million for the same period last year. The increased depreciation expense was primarily due to an increase in property, plant and equipment resulting from the completion of the debottlenecking project in late 2013, and the increase in ammonium sulfate sold in 2014 compared to 2013.

Gross Loss

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Gross loss — Pasadena	$(8,778)	$(8,294)	$(12,145)	$(1,966)

Gross loss was $8.8 million for the three months ended September 30, 2014, compared to a gross loss of $8.3 million for the same period last year. Gross loss margin for the three months ended September 30, 2014 was 23%, compared to gross loss margin of 19% for the same period last year. The decreases in gross profit and gross profit margin were primarily due to declines in average sales prices for ammonium sulfate, increases in the unit prices of raw materials, and turnaround expenses and other nonrecurring maintenance expenses.

Gross loss was $12.1 million for the nine months ended September 30, 2014, compared to a gross loss of $2.0 million for the same period last year. Gross loss margin for the nine months ended September 30, 2014 was 12%, compared to gross loss margin of 2% for the same period last year. The decreases in gross profit and gross profit margin were primarily due to declines in average sales prices for ammonium sulfate, increases in the unit prices of raw materials, and turnaround expenses and other nonrecurring maintenance expenses.

Gross profit margin at our Pasadena Facility can vary significantly from period to period due to changes in the prices of nitrogen fertilizer, ammonia and sulfur, which are all commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. In addition, certain fixed costs of operating our Pasadena Facility are recorded in cost of sales. Their impact on gross profit and gross margins varies as product sales volumes vary seasonally. Moreover, forward sales contracts have not developed for ammonium sulfate to the extent that they have for other nitrogen fertilizer products, so it is not possible to lock in product prices and input prices at the same time, as has been our practice for a portion of the sales of the significant products of our East Dubuque Facility. Since input prices for ammonium sulfate are typically fixed several months before the corresponding product sales prices are known, margins may be compressed during a declining commodity market. See “Note 6 — Goodwill” to the consolidated financial statements included in “Part I — Item 1. Financial Statements” in this report.

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Operating expenses:
Selling, general and administrative	$1,071	$1,227	$4,147	$3,811
Depreciation and amortization	337	972	970	2,722
Pasadena goodwill impairment	—	30,029	27,202	30,029

Total operating expenses — Pasadena	$1,408	$32,228	$32,319	$36,562

Operating expenses were comprised primarily of selling, general and administrative expenses, depreciation expense and Pasadena goodwill impairment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2014 were $1.1 million, compared to $1.2 million for the same period last year. Selling, general and administrative expenses for the nine months ended September 30, 2014 were $4.1 million, compared to $3.8 million for the same period last year. The increase was primarily due to an increase in personnel costs of $0.8 million, including severance costs of $0.2 million, and software maintenance of $0.2 million, partially offset by lower professional fees of $0.6 million.

Depreciation and Amortization. Depreciation and amortization expense included in operating expense was $0.3 million for the three months ended September 30, 2014 compared to $1.0 million for the same period last year. Depreciation and amortization expense included in operating expense was $1.0 million for the nine months ended September 30, 2014 compared to $2.7 million for the same period last year. Depreciation and amortization expense represents primarily amortization of intangible assets. The decreases between periods were primarily due to an intangible asset having been fully amortized at December 31, 2013. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on product volumes.

Pasadena Goodwill Impairment. Pasadena goodwill impairment was $27.2 million for nine months ended September 30, 2014. Pasadena goodwill impairment was $30.0 million for the three and nine months ended September 30, 2013. See “Note 6 — Goodwill” to the consolidated financial statements included in “Part I—Item 1. Financial Statements” in this report.

Operating Loss

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Operating loss — Pasadena	$(10,186)	$(40,522)	$(44,464)	$(38,528)

Operating loss was $10.2 million for the three months ended September 30, 2014 compared to an operating loss of $40.5 million for the same period last year. The decrease was primarily due to the Pasadena goodwill impairment of $30.0 million, which was recorded in 2013. Operating loss was $44.5 million for the nine months ended September 30, 2014 compared to an operating loss of $38.5 million for the same period last year. The increase was primarily due to the decline in average sales prices for ammonium sulfate, increases in the unit price of raw materials, and turnaround expenses, partially offset by a lower goodwill impairment, inventory write-down, and depreciation and amortization expense as described above.

CASH FLOWS

The following table summarizes our consolidated statements of cash flows:

	For the Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$78,156	$51,240
Investing activities	(57,005)	(56,594)
Financing activities	(11,150)	34,876

Net increase in cash	$10,001	$29,522

Operating Activities

Revenues were $254.1 million for the nine months ended September 30, 2014, compared to $256.8 million for the same period last year. The increase in revenue for the nine months ended September 30, 2014 was primarily due to higher natural gas sales and sales volumes for ammonia and ammonium sulfate, partially offset by lower UAN sales volumes and sales prices for ammonia, UAN and ammonium sulfate. Deferred revenue increased $27.7 million during the nine months ended September 30, 2014 and increased $4.3 million during the same period last year. The increase in deferred revenue was due to timing of receiving cash under product prepayment contracts.

Net cash provided by operating activities for the nine months ended September 30, 2014 was $78.2 million. We had net loss of $8.9 million for the nine months ended September 30, 2014 and a goodwill impairment of $27.2 million in connection with our

Pasadena Facility. Accounts receivable increased by $9.1 million due primarily to higher ammonia deliveries at our East Dubuque Facility and collections timing at our Pasadena Facility during the nine months ended September 30, 2014. Inventories decreased by $1.8 million during the nine months ended September 30, 2014 due to more ammonium sulfate and ammonium thiosulfate deliveries at our Pasadena Facility, partially offset by an increase in inventories at our East Dubuque Facility due to a low inventory balance at December 31, 2013 because of a turnaround and a fire in the ammonia plant in the fourth quarter last year. Accounts payable increased by $4.4 million due primarily to increased costs for natural gas and electricity at our East Dubuque Facility and ammonia at our Pasadena Facility. These additional costs at both of our facilities were due to increased production as a result of recently completed expansion projects. Accrued interest increased by $5.6 million due to the Notes.

Net cash provided by operating activities for the nine months ended September 30, 2013 was $51.2 million. We had net income of $21.5 million for the nine months ended September 30, 2013 and a goodwill impairment of $30.0 million in connection with our Pasadena Facility. Accounts receivable increased $14.2 million during this period, which was primarily attributable to our East Dubuque Facility, and was due to significantly higher sales during the third quarter of 2013 as compared to the fourth quarter of 2012. Inventories increased by $16.2 million during this period, which was due to lower sales volumes at our East Dubuque Facility and our Pasadena Facility and higher natural gas prices at our East Dubuque Facility.

Investing Activities

Net cash used in investing activities was $57.0 million for the nine months ended September 30, 2014, compared to $56.6 million for the same period last year. For the nine months ended September 30, 2014, net cash used in investing activities was primarily related to the projects at our East Dubuque Facility and our Pasadena Facility. At our East Dubuque Facility, we are upgrading a nitric acid compressor train and completing our urea expansion project. At our Pasadena Facility, we are replacing our sulfuric acid converter and completing our power generation project. During the same period last year, net cash used in investing activities was primarily related to the ammonia production and storage capacity expansion project at our East Dubuque Facility, and the ammonium sulfate debottlenecking and production capacity project, the power generation project and the replacement of the sulfuric acid converter at our Pasadena Facility.

Financing Activities

Net cash provided by (used in) financing activities was $(11.2) million for the nine months ended September 30, 2014, compared to $34.9 million for the same period last year. During the nine months ended September 30, 2014, we made distributions of $10.2 million. During the nine months ended September 30, 2013, we issued the Notes for $320.0 million and made payments related to retirement of outstanding debt obligations of $205.0 million. We also made distributions of $81.9 million.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, our current assets totaled $94.7 million. Current assets included cash of $44.1 million, accounts receivable of $16.5 million and inventories of $25.6 million. At September 30, 2014, our current liabilities were $93.6 million and our long-term liabilities were $325.8 million, comprised primarily of the Notes.

Sources of Capital

Our principal sources of capital have historically been cash from operations, the proceeds of our initial public offering, and borrowings.

Our current debt facilities are the Notes and the GE Credit Agreement. For a description of the terms of the Notes, see “Note 8 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in the Annual Report. For a description of the terms of the GE Credit Agreement, see “Note 7 — Debt” to the consolidated financial statements included in “Part I—Item 1. Financial Statements” in this report. Borrowing pursuant to our GE Credit Agreement is subject to compliance with certain conditions, and we are in compliance with those conditions. Based on our current forecast, we expect to be able to borrow under the GE Credit Agreement, but cash distribution to our unitholders would be prohibited if we do not meet the requisite financial covenants as described under the GE Credit Agreement.

We expect to be able to fund our operating needs, including maintenance capital expenditures, from operating cash flow, cash on hand and borrowings under the GE Credit Agreement, for at least the next 12 months. We expect to fund our announced expansion projects through borrowings under the GE Credit Agreement. If additional expansion projects were to exceed the capacity available under the GE Credit Agreement, we would need to fund them with new capital.

Capital markets have experienced periods of significant volatility in the recent past, and access to those markets may become difficult. If we need to access capital markets, we cannot assure you that we will be able to do so on acceptable terms, or at all.

Uses of Capital

Our primary uses of cash have been, and are expected to continue to be, for operating expenses, capital expenditures, debt service and cash distributions to common unitholders.

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

At our East Dubuque Facility, we are upgrading a nitric acid compressor train, completing our urea expansion project and replacing the ammonia synthesis converter. The Board of our General Partner recently approved the ammonia synthesis converter project, which is expected to increase reliability, production and plant efficiency. The project is expected to cost approximately $30.0 million and be completed by the end of 2016. These expansion projects will be funded initially with borrowings under the GE Credit Agreement. At our Pasadena Facility, we recently began operating our new sulfuric acid converter and are nearing completion of our power generation project. These projects have been funded with cash that was borrowed as proceeds of the Notes.

Maintenance capital expenditures for our East Dubuque Facility totaled $6.2 million in the nine months ended September 30, 2014 and $5.6 million for the same period last year. Maintenance capital expenditures for our East Dubuque Facility are expected to be approximately $9.5 million for the year ending December 31, 2014. Expansion capital expenditures for our East Dubuque Facility totaled $7.6 million in the nine months ended September 30, 2014 and $36.3 million for the same period last year. Expansion capital expenditures for our East Dubuque Facility are expected to be approximately $16.8 million for the year ending December 31, 2014, which are primarily related to our nitric acid expansion, our urea expansion, our ammonia converter replacement and the purchase of spare parts related to the expansion of our ammonia production and storage capacity.

Maintenance capital expenditures for our Pasadena Facility totaled $21.4 million in the nine months ended September 30, 2014 and $4.6 million for the same period last year. Maintenance capital expenditures for our Pasadena Facility are expected to be approximately $22.9 million for the year ending December 31, 2014. The maintenance capital expenditures expected in 2014 include $14.8 million to complete the replacement of the sulfuric acid converter at our Pasadena Facility. Expansion capital expenditures for our Pasadena Facility totaled $12.5 million in the nine months ended September 30, 2014 and $16.9 million for the same period last year. Expansion capital expenditures for our Pasadena Facility are expected to be approximately $14.5 million for the year ending December 31, 2014, primarily related to the power generation project.

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

The following is a summary of cash distributions paid to common unitholders and holders of phantom units during the nine months ended September 30, 2014 for the respective quarter to which the distributions relate:

	December 31, 2013	March 31, 2014	June 30, 2014	Total Cash Distributions Paid Year to Date in 2014
	(in thousands, except for per unit amounts)
Distribution to common unitholders — affiliates	$1,162	$1,861	$3,022	$6,045
Distribution to common unitholders — non-affiliates	792	1,266	2,060	4,118

Total amount paid	$1,954	$3,127	$5,082	$10,163

Per common unit	$0.05	$0.08	$0.13	$0.26

Common and phantom units outstanding	39,081	39,081	39,098

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of September 30, 2014 are not materially different from those disclosed in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report. Reference is also made to “Note 7 — Debt” and “Note 8 — Commitments and Contingencies” to the accompanying consolidated financial statements in “Part I — Item 1. Financial Statements” in this report.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 2 — Recent Accounting Pronouncements” to the consolidated financial statements, included in “Part I — Item 1. Financial Statements” of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For qualitative and quantitative disclosure about market risk, see “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report. As of September 30, 2014, no material changes have occurred in the types or nature of the market risk described in our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

The Partnership maintains disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating DCP, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Partnership, under the supervision and with the participation of the Partnership’s management, including the Partnership’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Partnership’s DCP as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective as of September 30, 2014, due to material weaknesses in internal control over financial reporting (“ICFR”) identified by management in “Part I — Item 4. Controls and Procedures” in our Quarterly Report on Form 10-Q for the period ended June 30, 2014 that still existed as of September 30, 2014.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following control deficiencies that constituted material weaknesses in our ICFR as reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2014, which material weaknesses had not yet been remediated as of September 30, 2014:

The Partnership did not design and maintain effective internal controls over the review of the cash flow forecasts used in the accounting for goodwill, and the determination of the goodwill impairment charge in accordance with generally accepted accounting principles. Specifically, the Partnership did not design and maintain effective internal controls related to determining the carrying value and fair value of reporting units for the purpose of performing goodwill impairment testing, documenting management’s review of assumptions used in the forecasts, verifying that data contained in reports provided by specialists reconcile to the information provided to those specialists, and documenting management’s review regarding the identification of events and changes in circumstances that indicate it is more likely than not that a goodwill impairment has occurred between annual impairment tests.

These material weaknesses did not result in a material misstatement to the Partnership’s consolidated financial statements for the quarter ended September 30, 2014. However, these material weaknesses, if unremediated, could, in a future reporting period, result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by the controls.

Material Weaknesses Plan for Remediation and Remediation Activities Taken

During the third quarter of 2014, we have implemented and will continue to implement a number of measures to address the material weaknesses identified. Specifically, we are designing and have begun implementing additional controls over documentation and review of the inputs and results of our cash flow forecasts, the use of the work of specialists and the identification of events and changes in circumstances that may indicate potential impairment of goodwill. These controls are expected to include the implementation of additional review activities by qualified personnel and additional documentation and support of conclusions with regard to forecasts used in the accounting for goodwill impairment calculations. These controls are also expected to include documentation and the development and use of checklists and procedures related to accounting for goodwill impairment calculations. The Partnership is in the process of implementing its remediation plan, and expects the control weaknesses to be remediated in the coming reporting periods. However, the Partnership is unable at this time to estimate when the remediation will be completed.

The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our ICFR, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Changes in Internal Control Over Financial Reporting

As discussed in the “Material Weaknesses Plan for Remediation and Remediation Activities Taken” above, there were changes in our ICFR during the quarter ended September  30, 2014 that have materially affected, or are reasonably likely to materially affect, our ICFR.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A description of the legal proceedings to which the Partnership and its subsidiary are a party is contained in “Note 8 — Commitments and Contingencies — Litigation” to the consolidated financial statements, included in “Part I — Item 1. Financial Statements” of this report.

ITEM 1A. RISK FACTORS

The risks described in the Annual Report, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business and cash flow. The risk factor set forth below updates, and should be read together with, the risk factors disclosed in “Part I — Item 1A. Risk Factors” of the Annual Report and the risk factors disclosed in “Part II — Item 1A. Risk Factors” on Form 10-Q for the quarter ended June 30, 2014.

We could be required to record material impairment charges and write-downs with respect to our Pasadena Facility in the future.

The future profitability of our Pasadena Facility will be significantly affected by, among other things, nitrogen fertilizer product prices and the prices of the inputs to its production processes. As of September 30, 2014, the undiscounted future cash flows from the Pasadena Facility exceeded its net book value by approximately 10%. It is possible that adverse changes to supply and demand factors relating to the Pasadena Facility’s nitrogen fertilizer products could require us to lower further our expectations for the profitability of the facility in the future. If this were to occur, we could be required to record material impairment charges and write-downs, which could have a material adverse effect on our results of operations, the trading price of our common units and our reputation.

ITEM 6. EXHIBITS.

Exhibit Index

10.1	Credit Agreement, dated as of July 22, 2014, among Rentech Nitrogen Partners, L.P. and Rentech Nitrogen Finance Corporation, as borrowers, Rentech Nitrogen LLC, Rentech Nitrogen Pasadena Holdings, LLC and Rentech Nitrogen Pasadena, LLC, as subsidiary guarantors, and General Electric Capital Corporation, as administrative agent, GE Capital Markets, Inc. as sole lead arranger and bookrunner, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Partnership on July 25, 2014).

10.2	First Amendment to Credit Agreement, dated as of August 13, 2014, among Rentech Nitrogen Partners, L.P. and Rentech Nitrogen Finance Corporation, as borrowers, Rentech Nitrogen LLC, Rentech Nitrogen Pasadena Holdings, LLC and Rentech Nitrogen Pasadena, LLC, as subsidiary guarantors, and General Electric Capital Corporation, as agent, and the lenders parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Partnership on August 18, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Partners’ Capital, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH NITROGEN PARTNERS, L.P. BY: RENTECH NITROGEN GP, LLC, ITS GENERAL PARTNER

Dated: November 10, 2014	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer and Director of Rentech Nitrogen GP, LLC

Dated: November 10, 2014	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer of Rentech Nitrogen GP, LLC