Form 10-K/A
period 2013-12-31
Rentech Nitrogen Partners, L.P.
filed 2014-12-29
CIK 1525998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Rentech Nitrogen Partners, L.P. (“the Partnership,” “RNP,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014 (the “Original 10-K”), to: (i) reissue the Report of Independent Registered Public Accounting Firm to revise the firm’s opinion regarding the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013; and (ii) revise management’s conclusions regarding the Partnership’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2013. Accordingly, the Partnership hereby amends and replaces in its entirety Items 8 and 9A in the Original 10-K.

As required by Rule 12b-15, our principal executive officer and principal financial officer are providing updated certifications. In addition, we are filing a new consent of our independent registered public accounting firm, PricewaterhouseCoopers LLP. Accordingly, we hereby amend Item 15 in the Original 10-K to reflect the filing of the new certifications and the consent.

Except as indicated above, this Amendment does not purport to reflect any information or events subsequent to the filing date of the Original 10-K. As such, this Amendment speaks only as of the date the Original 10-K was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original 10-K to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Original 10-K and any documents filed by us with the SEC subsequent to the Original 10-K, including our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RENTECH NITROGEN PARTNERS, L.P.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Rentech Nitrogen GP, LLC and Unitholders of Rentech Nitrogen Partners, L.P.

In our opinion, the accompanying consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of income, of comprehensive income, of stockholder’s equity (deficit) / partners’ capital and of cash flows for each of the two years in the period ended December 31, 2013, three months ended December 31, 2011 and fiscal year ended September 30, 2011 present fairly, in all material respects, the financial position of Rentech Nitrogen Partners, L.P. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, the three months ended December 31, 2011, and the fiscal year ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2013. However, management has subsequently determined that material weaknesses in internal control over financial reporting existed as of that date related to the Partnership not designing and maintaining effective controls over (i) the review of the cash flow forecasts used in the accounting for goodwill, (ii) the determination of the goodwill impairment charge in accordance with generally accepted accounting principles, and (iii) maintaining documentation supporting management’s review of events and changes in circumstances that indicate it is more likely than not that a goodwill impairment has occurred between annual impairment tests existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Partnership did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (i) the review of the cash flow forecasts used in the accounting for goodwill, (ii) the determination of the goodwill impairment charge in accordance with generally accepted accounting principles, and (iii) maintaining documentation supporting management’s review of events and changes in circumstances that indicate it is more likely than not that a goodwill impairment has occurred between annual impairment tests existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Partnership’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 17, 2014, except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matter described in the sixth paragraph of Management’s Annual Report on Internal Control Over Financial Reporting, as to which the date is December 29, 2014

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

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Stockholder’s Equity (Deficit) / Partners’ Capital

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Receivable from Parent Company	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive Income	General Partner	Total Partners’ Capital
	Shares	Income
Balance, September 30, 2010	985	$—	$70,773	$(114,158)	$63,719	$20,334	—	$—	$—	$—	$—
Dividends paid	—	—	—	112,740	(235,551)	(122,811)	—	—	—	—	—
Net advances from parent company	—	—	—	1,418	—	1,418	—	—	—	—	—
Initial contribution to RNP	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	24,926	24,926	—	—	—	—	—

Balance, September 30, 2011	985	$—	$70,773	$—	$(146,906)	$(76,133)	—	$—	$—	$—	$—
Deferred tax adjustment	—	—	—	—	5,462	5,462	—	—	—	—	—
Net loss attributable to the period from October 1, 2011 through November 8, 2011	—	—	—	—	(876)	(876)	—	—	—	—	—
Contribution to RNP for common units	(985)	—	(70,773)	—	142,320	71,547	23,250	—	—	(71,547)	(71,547)
Contribution through reduction of due to parent company	—	—	—	—	—	—	—	—	—	1,678	1,678
Transfer equity to limited partners	—	—	—	—	—	—	—	(187,295)	—	187,295	—
Issuance of common units to public, net of offering and other costs	—	—	—	—	—	—	15,000	275,092	—	—	275,092
Distributions	—	—	—	—	—	—	—	—	—	(117,426)	(117,426)
Unit-based compensation expense	—	—	—	—	—	—	—	63	—	—	63
Net income attributable to the period from November 9, 2011 through December 31, 2011	—	—	—	—	—	—	—	11,331	—	—	11,331

Balance, December 31, 2011	—	$—	$—	$—	$—	$—	38,250	$99,191	$—	$—	$99,191
Common units issued for acquisition	—	—	—	—	—	—	539	20,000	—	—	20,000
Common units	—	—	—	—	—	—	50	(736)	—	—	(736)
Distributions to common unitholders —affiliates	—	—	—	—	—	—	—	(71,610)	—	—	(71,610)
Distributions to common unitholders —non-affiliates	—	—	—	—	—	—	—	(47,205)	—	—	(47,205)
Unit-based compensation expense	—	—	—	—	—	—	—	2,827	—	—	2,827
Net income	—	—	—	—	—	—	—	107,003	—	—	107,003
Other comprehensive income	—	—	—	—	—	—	—	—	166	—	166
Other	—	—	—	—	—	—	—	(232)	—	—	(232)

Balance, December 31, 2012	—	$—	$—	$—	$—	$—	38,839	$109,238	$166	$—	$109,404
Common units	—	—	—	—	—	—	50	(519)	—	—	(519)
Distributions to common unitholders —affiliates	—	—	—	—	—	—	—	(55,102)	—	—	(55,102)
Distributions to common unitholders —non-affiliates	—	—	—	—	—	—	—	(37,329)	—	—	(37,329)
Unit-based compensation expense	—	—	—	—	—	—	—	1,460	—	—	1,460
Net income	—	—	—	—	—	—	—	4,068	—	—	4,068
Other comprehensive income	—	—	—	—	—	—	—	—	1,143	—	1,143

Balance, December 31, 2013	—	$—	$—	$—	$—	$—	38,889	$21,816	$1,309	$—	$23,125

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements — Continued

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, or DCP, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our general partners’ principal executive officer, or Chief Executive Officer, and principal financial officer, or Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating DCP, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In the Original 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective as of December 31, 2013. Subsequent to that evaluation, management identified the material weaknesses in internal control over financial reporting, or ICFR, described below, and our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective as of December 31, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting (Restated)

Management is responsible for establishing and maintaining adequate ICFR (as defined in Rule 13a-15(f) of the Exchange Act). Our ICFR is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our ICFR includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, ICFR may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our ICFR as of December 31, 2013. Management based its assessment on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

We identified the following material weaknesses that existed at December 31, 2013. A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective internal controls over (i) the review of the cash flow forecasts used in the accounting for goodwill, (ii) the determination of the goodwill impairment charge in accordance with generally accepted accounting principles, and (iii) maintaining documentation supporting management’s review of events and changes in circumstances that indicate it is more likely than not that a goodwill impairment has occurred between annual impairment tests. Specifically, with respect to (i) and (ii), we did not design and maintain effective internal controls related to determining the carrying value and fair value of reporting units for the purpose of performing goodwill impairment testing, documenting management’s review of assumptions used in the forecasts, and verifying that data contained in reports provided by specialists reconcile to the information provided to those specialists.

These control deficiencies did not result in a material misstatement to our consolidated financial statements for the year ended December 31, 2013. However, these control deficiencies, if unremediated, could, in another reporting period, result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by the controls. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

In Management’s Annual Report on Internal Control Over Financial Reporting included in our Original 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective ICFR as of December 31, 2013. Management subsequently concluded that the material weaknesses described above existed as of December 31, 2013. As a result, we have concluded we did not maintain effective ICFR as of December 31, 2013 based on the criteria in Internal Control – Integrated Framework (1992) issued by COSO. Accordingly, management has restated its report on ICFR.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plan for Remediation of the Material Weaknesses

We have implemented and are continuing to implement a number of measures to address the material weaknesses identified. Specifically, we are designing additional controls over documentation and review of the inputs and results of our cash flow forecasts, the use of the work of specialists and the identification of events and changes in circumstances that may indicate potential impairment of goodwill. These controls are expected to include the implementation of additional review activities by qualified personnel and additional documentation and support of conclusions with regard to accounting for goodwill impairment calculations. We are also designing additional controls around identification and documentation relating to accounting for goodwill impairment. These controls are expected to include the implementation of additional review activities by qualified personnel, additional documentation and the development and use of checklists and procedures related to accounting for goodwill impairment calculations. We are in the process of implementing our remediation plan, and expect the control weaknesses to be remediated in the coming reporting periods. However, we are unable at this time to estimate when the remediation will be completed.

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

Changes in Internal Control over Financial Reporting

There were significant changes in our ICFR during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our ICFR. During the quarter ended December 31, 2013, we completed the integration of RNPLLC’s operations, processes, and internal controls.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits.

See Exhibit Index.

EXHIBIT INDEX

2.1*	Membership Interest Purchase Agreement between Rentech Nitrogen Partners, L.P. and Agrifos Holdings Inc., dated as of October 31, 2012 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on November 5, 2012).

3.1	Certificate of Limited Partnership of Rentech Nitrogen Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Form S-1 filed by the Registrant on August 5, 2011).

3.2	Third Amended and Restated Agreement of Limited Partnership of Rentech Nitrogen Partners, L.P., dated as of November 1, 2012 (including form of common unit certificate) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on November 5, 2012).

3.3	Certificate of Formation of Rentech Nitrogen GP, LLC (incorporated by reference to Exhibit 3.3 to the Form S-1 filed by the Registrant on August 5, 2011).

3.4	Second Amended and Restated Limited Liability Company Agreement of Rentech Nitrogen GP, LLC, dated November 9, 2011 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on November 9, 2011).

4.1	Indenture, dated as April 12, 2013, among Rentech Nitrogen Partners, L.P., Rentech Nitrogen Finance Corporation, the guarantors named therein, Wells Fargo Bank, National Association, as Trustee, and Wilmington Trust, National Association, as Collateral Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35334) filed by the Registrant with the Securities and Exchange Commission on April 16, 2013).

4.2	Forms of 6.5% Second Lien Senior Secured Notes due 2021 (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35334) filed by the Registrant with the Securities and Exchange Commission on April 16, 2013).

4.3	Intercreditor Agreement, dated as of April 12, 2013, among Credit Suisse AG, Cayman Islands Branch, as priority lien agent, Wilmington Trust, National Association, as second lien collateral trustee, Rentech Nitrogen Partners, L.P., Rentech Nitrogen Finance Corporation and the subsidiaries of Rentech Nitrogen Partners, L.P. named therein (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35334) filed by the Registrant with the Securities and Exchange Commission on April 16, 2013).

10.1	Distribution Agreement, dated April 26, 2006, between Royster-Clark Resources LLC and Rentech Development Corporation (incorporated by reference to Exhibit 10.1 to the Form S-1 filed by the Registrant on August 5, 2011).

10.2	Amendment to Distribution Agreement, dated October 13, 2009, among Rentech Energy Midwest Corporation, Rentech Development Corporation and Agrium U.S.A., Inc. (incorporated by reference to Exhibit 10.2 to the Form S-1 filed by the Registrant on August 5, 2011).

10.3	Assignment and Assumption Agreement, dated as of September 29, 2006, by and between Royster-Clark, Inc., Agrium U.S.A., Inc., and Rentech Development Corporation (incorporated by reference to Exhibit 10.3 to the Form S-1 filed by the Registrant on August 5, 2011).

10.4	Agreement, dated November 1, 2010, between Northern Illinois Gas Company, d/b/a Nicor Gas Company and Rentech Energy Midwest (incorporated by reference to Exhibit 10.14 to the Form S-1 filed by the Registrant on August 5, 2011).

10.5	Services Agreement, dated as of November 9, 2011, by and among Rentech Nitrogen Partners, L.P., Rentech Nitrogen GP, LLC and Rentech, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on November 9, 2011).

10.6	Contribution, Conveyance and Assignment Agreement, dated as of November 9, 2011, by and among Rentech, Inc., Rentech Development Corporation, Rentech Nitrogen Holdings, Inc., Rentech Nitrogen GP, LLC, Rentech Nitrogen Partners, L.P. and Rentech Energy Midwest Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 9, 2011).

10.7	Omnibus Agreement, dated as of November 9, 2011, by and among Rentech, Inc., Rentech Nitrogen GP, LLC and Rentech Nitrogen Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 9, 2011).

10.8†	Amended and Restated Employment Agreement by and between Rentech, Inc. and D. Hunt Ramsbottom, dated December 31, 2008 (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to Annual Report on Form 10-K/A (File No. 001-15795) filed by Rentech, Inc. on January 28, 2009).

10.9†	Employment Agreement by and between Rentech, Inc. and Daniel J. Cohrs, dated October 22, 2008 (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 001-15795) filed by Rentech, Inc. on December 15, 2008).

10.10†	Employment Agreement by and between Rentech, Inc. and John H. Diesch, dated November 3, 2009 (incorporated by reference to Exhibit 10.20 to the Form S-1 filed by the Registrant on August 5, 2011).

10.11†	Change in Control Severance Benefits Agreement by and between Rentech Energy Midwest Corporation and John A. Ambrose, dated August 1, 2010 (incorporated by reference to Exhibit 10.21 to the Form S-1 filed by the Registrant on August 5, 2011).

10.12†	Change in Control Severance Benefits Agreement by and between Rentech Energy Midwest Corporation and Wilfred R. Bahl, Jr., dated May 10, 2011 (incorporated by reference to Exhibit 10.22 to the Form S-1 filed by the Registrant on August 5, 2011).

10.13†	Change in Control Severance Benefits Agreement by and between Rentech Energy Midwest Corporation and Marc E. Wallis, dated August 12, 2008 (incorporated by reference to Exhibit 10.23 to the Form S-1 filed by the Registrant on August 5, 2011).

10.14†	Amended and Restated Rentech, Inc. 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15795) filed by Rentech, Inc. on March 29, 2007).

10.15†	First Amendment to Rentech, Inc. Amended and Restated 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15795) filed by Rentech, Inc. on November 6, 2009).

10.16†	Rentech, Inc. 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15795) filed by Rentech, Inc. on May 22, 2009).

10.17†	First Amendment to Rentech, Inc. 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15795) filed by Rentech, Inc. on November 6, 2009).

10.18†	Employment Agreement, dated as of November 3, 2009 by and between Rentech, Inc. and Colin Morris (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rentech, Inc. on November 6, 2009).

10.19†	Employment Agreement, dated as of October 15, 2011 by and between Rentech Nitrogen GP, LLC and John A. Ambrose (incorporated by reference to Exhibit 10.31 to the Form S-1 filed by the Registrant on October 20, 2011).

10.20†	Employment Agreement, dated as of October 15, 2011 by and between Rentech Nitrogen GP, LLC and Wilfred R. Bahl, Jr. (incorporated by reference to Exhibit 10.32 to the Form S-1 filed by the Registrant on October 20, 2011).

10.21†	Employment Agreement, dated as of October 16, 2011 by and between Rentech Nitrogen GP, LLC and Marc E. Wallis (incorporated by reference to Exhibit 10.33 to Form S-1 filed by the Registrant on October 20, 2011).

10.22	Indemnification Agreement dated November 9, 2011, by and between Rentech Nitrogen Partners, L.P. and D. Hunt Ramsbottom (all other Indemnification Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates of execution, are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K) (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed by the Registrant on December 14, 2012).

10.23	First Amendment to Credit Agreement, dated as of December 28, 2011 among Rentech Nitrogen, LLC, as borrower, Rentech Nitrogen Partners, L.P., as guarantor and General Electric Capital Corporation, as administrative agent for the Lender and as a Lender (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on January 4, 2012).

10.24	Amended and Restated Credit Agreement, dated as of February 28, 2012 among Rentech Nitrogen, LLC, as borrower, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and bookrunner, BMO Harris Bank, N.A., as syndication agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 2, 2012).

10.25	Second Amended and Restated Credit Agreement, dated as of October 31, 2012, by and among Rentech Nitrogen, LLC, Agrifos LLC, Agrifos Fertilizer L.L.C. and Agrifos SPA LLC, as borrowers, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc. as sole lead arranger and bookrunner, BMO Harris Bank, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 5, 2012).

10.26	First Amendment to Second Amended and Restated Credit Agreement, dated as of November 30, 2012, by and among Rentech Nitrogen, LLC, Rentech Nitrogen Pasadena Holdings, LLC (formerly known as Agrifos LLC), Rentech Nitrogen Pasadena, LLC (formerly known as Agrifos Fertilizer L.L.C.) and Rentech Nitrogen Pasadena SPA, LLC (formerly known as Agrifos SPA LLC), as borrowers, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc. as sole lead arranger and bookrunner, BMO Harris Bank, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by the Registrant on March 18, 2013).

10.27	Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 30, 2012, by and among Rentech Nitrogen, LLC, Rentech Nitrogen Pasadena Holdings, LLC (formerly known as Agrifos LLC), Rentech Nitrogen Pasadena, LLC (formerly known as Agrifos Fertilizer L.L.C.) and Rentech Nitrogen Pasadena SPA, LLC (formerly known as Agrifos SPA LLC), as borrowers, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc. as sole lead arranger and bookrunner, BMO Harris Bank, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed by the Registrant on March 18, 2013).

10.28	Third Amendment to Second Amended and Restated Credit Agreement, dated as of January 18, 2013, by and among Rentech Nitrogen, LLC, Rentech Nitrogen Pasadena Holdings, LLC (formerly known as Agrifos LLC), Rentech Nitrogen Pasadena, LLC (formerly known as Agrifos Fertilizer L.L.C.) and Rentech Nitrogen Pasadena SPA, LLC (formerly known as Agrifos SPA LLC), as borrowers, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc. as sole lead arranger and bookrunner, BMO Harris Bank, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed by the Registrant on March 18, 2013).

10.29	Asset Purchase Agreement, dated as of September 10, 1998, by and between ExxonMobil Corporation (formerly known as Mobil Oil Corporation) and Rentech Nitrogen Pasadena, LLC (formerly known as Agrifos Fertilizer L.P.) (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed by the Registrant on March 18, 2013).

10.30+	Marketing Agreement, dated as of March 22, 2011, by and between Interoceanic Corporation and Rentech Nitrogen Pasadena, LLC (Agrifos Fertilizer L.L.C.) (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed by the Registrant on March 18, 2013).

10.31	Credit Agreement, dated as of April 12, 2013, among Rentech Nitrogen Partners, L.P. and Rentech Nitrogen Finance Corporation, as borrowers, the other parties thereto that are designated as credit parties from time to time, Credit Suisse AG, Cayman Islands Brach, for itself and as agent for all lenders, the other financial institutions party thereto, as lenders, Credit Suisse Securities (USA) LLC, as sole lead arranger and bookrunner, and BMO Harris Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on May 9, 2013).

10.32**+	Amended and Restated Marketing Agreement, effective as of January 1, 2014, by and between Interoceanic Corporation and Rentech Nitrogen Pasadena, LLC (Agrifos Fertilizer L.L.C.).

10.33**	First Amendment to Credit Agreement, dated as of March 7, 2014, by and among Rentech Nitrogen Partners, L.P., Rentech Nitrogen Finance Corporation, the subsidiary guarantors party hereto, the lenders party hereto and Credit Suisse AG, Cayman Islands Branch, as agent for the lenders.

10.34**	Assignment of Employment Agreement, dated as of December 30, 2013, by and between Rentech, Inc., Rentech Nitrogen GP, LLC and John Diesch.

21.1**	List of Subsidiaries of Rentech Nitrogen Partners, L.P.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

101**	The following financial information from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, detailed tagged.

*	Schedules and exhibits have been omitted from this Exhibit pursuant to Item 601(b)(2) of Regulation S-K and are not filed herewith. The Partnership agrees to furnish supplementally a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.
**	Previously filed with the Original 10-K.
†	Management contract or compensatory plan or arrangement.
+	Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENTECH NITROGEN PARTNERS, L.P.

BY: RENTECH NITROGEN GP, LLC, ITS GENERAL PARTNER

/s/ Dan J. Cohrs
Dan J. Cohrs,
Chief Financial Officer

Date: December 29, 2014