Form 10-Q/A
period 2014-03-31
Rentech Nitrogen Partners, L.P.
filed 2014-12-29
CIK 1525998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

RENTECH NITROGEN PARTNERS, L.P.

Form 10-Q/A

EXPLANATORY NOTE

Rentech Nitrogen Partners, L.P. (“the Partnership,” “RNP,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2014 (the “Original 10-Q”), to revise management’s conclusions regarding the Partnership’s disclosure controls and procedures. Accordingly, the Partnership hereby amends and replaces in its entirety Item 4 in the Original 10-Q.

As required by Rule 12b-15, our principal executive officer and principal financial officer are providing updated certifications. Accordingly, we hereby amend Item 6 in the Original 10-Q to reflect the filing of the new certifications.

Except as indicated above, this Amendment does not purport to reflect any information or events subsequent to the filing date of the Original 10-Q. As such, this Amendment speaks only as of the date the Original 10-Q was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original 10-Q to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Original 10-Q and any documents filed by us with the SEC subsequent to the Original 10-Q, including our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2014 and September 30, 2014.

PART I. FINANCIAL INFORMATION

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures, or DCP, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our general partners’ principal executive officer, or Chief Executive Officer, and principal financial officer, or Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating DCP, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, which was originally filed on May 12, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective as of March 31, 2014. Subsequent to that evaluation, management identified the material weaknesses in internal control over financial reporting, or ICFR, described below, and our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective as of March 31, 2014.

Material Weaknesses in Internal Control over Financial Reporting. We identified the following material weaknesses that existed at March 31, 2014. A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

These material weaknesses did not result in a material misstatement to the Partnership’s consolidated financial statements for the quarter ended March 31, 2014. However, these material weaknesses, if unremediated, could, in a future reporting period, result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by the controls.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our ICFR during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our ICFR.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS.

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101*

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

* Previously filed with the Original 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH NITROGEN PARTNERS, L.P. BY: RENTECH NITROGEN GP, LLC, ITS GENERAL PARTNER

Dated: December 29, 2014	/s/ Dan J. Cohrs
Dan J. Cohrs,
Chief Financial Officer of Rentech Nitrogen GP, LLC