Form 10-Q
period 2015-03-31
Rentech Nitrogen Partners, L.P.
filed 2015-05-11
CIK 1525998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, the registrant had 38,913,396 common units outstanding.

RENTECH NITROGEN PARTNERS, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	As of
	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash	$32,406	$28,028
Accounts receivable	15,868	16,714
Inventories	39,851	27,736
Prepaid expenses and other current assets	7,830	4,942
Other receivables	263	357

Total current assets	96,218	77,777

Property, plant and equipment, net	292,020	259,011

Construction in progress	14,997	47,758

Other assets
Intangible assets	20,818	21,114
Debt issuance costs	7,968	8,315
Other assets	181	341

Total other assets	28,967	29,770

Total assets	$432,202	$414,316

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$9,226	$14,846
Payable to general partner	3,695	3,035
Accrued liabilities	11,889	14,203
Deferred revenue	45,176	26,700
Accrued interest	9,726	4,494

Total current liabilities	79,712	63,278

Long-term liabilities
Debt	339,000	335,000
Asset retirement obligation	4,269	4,194
Other	2,785	2,953

Total long-term liabilities	346,054	342,147

Total liabilities	425,766	405,425

Commitments and contingencies (Note 8)
Partners’ Capital
Common unitholders — 38,913 units issued and outstanding at March 31, 2015 and December 31, 2014, respectively	6,427	8,886
Accumulated other comprehensive income	9	5
General partner’s interest	—	—

Total partners’ capital	6,436	8,891

Total liabilities and partners’ capital	$432,202	$414,316

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Income

(Amounts in thousands, except per unit data)

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)
Revenues	$69,174	$56,280
Cost of sales	50,391	42,516

Gross profit	18,783	13,764

Operating expenses
Selling, general and administrative expense	4,336	5,278
Depreciation and amortization	429	333
Other income	(4)	(6)

Total operating expenses	4,761	5,605

Operating income	14,022	8,159

Other expenses, net
Interest expense	(5,028)	(5,004)
Other expense, net	(3)	—

Total other expenses, net	(5,031)	(5,004)

Income before income taxes	8,991	3,155
Income tax expense	38	30

Net income	$8,953	$3,125

Net income per common unit allocated to common unitholders — Basic	$0.23	$0.08
Net income per common unit allocated to common unitholders — Diluted	$0.23	$0.08
Weighted-average units used to compute net income per common unit:
Basic	38,913	38,889

Diluted	38,927	38,936

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)
Net income	$8,953	$3,125

Other comprehensive income (loss), net of tax:
Pension and postretirement plan adjustments	4	(12)

Other comprehensive income (loss)	4	(12)

Comprehensive income	$8,957	$3,113

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statement of Partners’ Capital

(Amounts in thousands)

	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive Income	General Partner	Total Partners’ Capital
	(Unaudited)
Balance, December 31, 2014	38,913	$8,886	$5	$—	$8,891
Distributions to common unitholders – affiliates	—	(6,975)	—	—	(6,975)
Distributions to common unitholders – non-affiliates	—	(4,763)	—	—	(4,763)
Unit-based compensation expense	—	326	—	—	326
Net income	—	8,953	—	—	8,953
Other comprehensive income	—	—	4	—	4

Balance, March 31, 2015	38,913	$6,427	$9	$—	$6,436

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)
Cash flows from operating activities
Net income	$8,953	$3,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,143	3,304
Utilization of spare parts	1,098	2,084
Non-cash interest expense	305	260
Unit-based compensation	326	496
Unrealized gain on gas derivatives	(2,580)	—
Other	75	(7)
Changes in operating assets and liabilities:
Accounts receivable	847	(9,743)
Inventories	(10,510)	(17,877)
Prepaid expenses and other current assets	(2,469)	1,028
Other receivables	93	739
Other assets	(238)	(695)
Accounts payable	(4,788)	8,790
Accrued liabilities, accrued payroll and other	2,756	(2,677)
Deferred revenue	18,475	29,074
Accrued interest	4,989	5,156

Net cash provided by operating activities	22,475	23,057

Cash flows from investing activities
Capital expenditures	(10,363)	(17,322)
Other items	4	(563)

Net cash used in investing activities	(10,359)	(17,885)

Cash flows from financing activities
Proceeds from credit facilities	4,000	—
Distributions to common unitholders – affiliates	(6,975)	(1,162)
Distributions to common unitholders – non-affiliates	(4,763)	(792)

Net cash used in financing activities	(7,738)	(1,954)

Increase in cash	4,378	3,218
Cash, beginning of period	28,028	34,060

Cash, end of period	$32,406	$37,278

Excluded from the consolidated statement of cash flows were the effects of certain non-cash investing and financing activities as follows:

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$3,134	$5,441

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech Nitrogen Partners, L.P. (the “Partnership”) and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Neither authority requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of March 31, 2015, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015 (the “Annual Report”).

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

Note 2 — Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In April 2015, FASB proposed a one-year deferral of the effective date to annual reporting periods beginning on or after December 15, 2017. In addition, the FASB proposal would include an option to early adopt the guidance for annual periods beginning on or after December 15, 2016. The Partnership is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosures.

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

In January 2015, the FASB issued guidance that eliminates the concept of extraordinary items. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Partnership is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosures.

        In April 2015, the FASB issued guidance, which would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Partnership is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosures.

In April 2015, the FASB issued guidance that will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Partnership is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosures.

Note 3 — Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and is classified in one of the following three categories:

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

The following table presents the fair value and carrying value of the Partnership’s borrowings as of March 31, 2015.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Notes	$311,002	$—	$—	$320,000
GE Credit Agreement	—	19,000	—	19,000

The following table presents the fair value and carrying value of the Partnership’s borrowings as of December 31, 2014.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Notes	$310,202	$—	$—	$320,000
GE Credit Agreement	—	15,000	—	15,000

Notes

The $320.0 million of 6.5% second lien senior secured notes due 2021 (the “Notes”) are deemed to be Level 1 financial instruments because there was an active market for such debt. The fair value of such debt was determined based on market prices.

GE Credit Agreement

The credit agreement with General Electric Capital Corporation (the “GE Credit Agreement”) is deemed to be a Level 2 financial instrument because the measurement is based on observable market data. It is concluded that the carrying value of the GE Credit Agreement approximates the fair value of such loan as of March 31, 2015 and December 31, 2014 based on its floating interest rate and the Company’s assessment that the fixed-rate margin is still at market.

The levels within the fair value hierarchy at which the Partnership’s financial instruments have been evaluated have not changed for any of the Partnership’s financial instruments during the three months ended March 31, 2015 and 2014.

Note 4 — Derivative Instruments

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

Our East Dubuque Facility enters into forward natural gas purchase contracts to reduce its exposure to the fluctuations in natural gas prices. The forward natural gas contracts are deemed to be Level 2 financial instruments because the measurement is based on observable market data. The fair value of such contracts had been determined based on market prices. Gain or loss associated with forward natural gas contracts is recorded in cost of sales on the consolidated statements of operations. The amount of unrealized gain recorded was $2.6 million for the three months ended March 31, 2015. There was no unrealized gain or loss for the three months ended March 31, 2014. These forward natural gas contracts are recorded in accrued liabilities on the consolidated balance sheets.

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Forward natural gas contracts recorded in current liabilities:
Gross amounts recognized	$1,382	$3,955
Gross amounts offset in consolidated balance sheets	(7)	—

Net amounts presented in the consolidated balance sheets	$1,375	$3,955

The following table presents the financial instruments that were accounted for at fair value by level as of March 31, 2015 and December 31, 2014.

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Forward gas contracts – March 31, 2015	$—	$1,375	$—
Forward gas contracts – December 31, 2014	$—	$3,955	$—

Note 5 — Inventories

Inventories consisted of the following:

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Finished goods	$36,868	$24,097
Raw materials	2,788	3,493
Other	195	146

Total inventory	$39,851	$27,736

Note 6 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Land and land improvements	$23,184	$23,184
Buildings and building improvements	29,751	29,747
Machinery and equipment	328,336	290,140
Furniture, fixtures and office equipment	383	316
Computer equipment and computer software	4,488	3,312
Vehicles	186	186
Other	1,475	1,476

	387,803	348,361
Less: Accumulated depreciation	(95,783)	(89,350)

Total property, plant and equipment, net	$292,020	$259,011

The construction in progress balance at March 31, 2015 was $15.0 million, which includes $0.4 million of capitalized interest costs. The construction in progress balance represents primarily the costs associated with the nitric acid expansion project and the ammonia synthesis converter project. The construction in progress balance at December 31, 2014 was $47.8 million, which includes $1.7 million of capitalized interest costs. The construction in progress balance represents primarily the costs associated with the power generation project.

Note 7 — Debt

The Partnership’s debt obligations at March 31, 2015 consist of $320.0 million of Notes and $19.0 million in outstanding advances under the GE Credit Agreement. The Partnership’s debt obligations at December 31, 2014 consist of $320.0 million of Notes and $15.0 million in outstanding advances under the GE Credit Agreement. Debt premium, discount and issuance expenses incurred in connection with financing are deferred and amortized on a straight-line basis.

As of March 31, 2015, the Partnership was in compliance with its covenants under the Notes and the GE Credit Agreement.

Note 8 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Partnership’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted nitrogen fertilizer product sales in order to substantially fix gross margin on those product sales contracts. The Partnership may also enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to reduce monthly and seasonal gas price volatility. The Partnership occasionally enters into index-price contracts for the purchase of natural gas. The Partnership has entered into multiple natural gas forward purchase contracts for various delivery dates through December 31, 2015. Commitments for natural gas purchases consist of the following:

	As of
	March 31, 2015	December 31, 2014
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	3,505	3,188
MMBtus under index-price contracts	—	540

Total MMBtus under contracts	3,505	3,728

Commitments to purchase natural gas	$10,508	$15,568
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$3.00	$4.18

As of March 31, 2015, deposits against these forward gas contracts were $0.7 million. During April 2015, the Partnership entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through December 31, 2015. The total MMBtus associated with these additional forward purchase contracts are 1.6 million and the total amount of the purchase commitments is $4.1 million, resulting in a weighted average rate per MMBtu of $2.66 in these new commitments. The Partnership is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

Litigation

The Partnership is party to litigation from time to time in the normal course of business. The Partnership accrues liabilities related to litigation only when it concludes that it is probable that it will incur costs related to such litigation, and can reasonably estimate the amount of such costs. In cases where the Partnership determines that it is not probable, but reasonably possible that it has a material obligation, it discloses such obligations and the possible loss or range of loss, if such estimate can be made. The outcome of the Partnership’s current material litigation matters is not estimable or probable. The Partnership maintains insurance to cover certain actions and believes that resolution of its current litigation matters will not have a material adverse effect on the Partnership’s financial statements.

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

The Partnership negotiated a settlement agreement with Region 6 of the Environmental Protection Agency relating to an ammonia release that occurred at the Pasadena Facility on April 20, 2014. The penalty required by the settlement agreement was $0.1 million.

Loss Contingencies

Abener Teyma General Partnership (“Abeinsa”), the engineering, procurement and construction (“EPC”) contractor for the power generation facility at the Pasadena Facility, recently submitted to RNPLLC approximately $10.0 million of change orders for approval and payment. Under the terms of the EPC contract between RNPLLC and Abeinsa (the “EPC Contract”), RNPLLC must agree to any change order for it to be effective. RNPLLC has contested the validity of these change orders and presented its own change orders, and claims for damages under the EPC Contract to Abeinsa. The parties are involved in the contractual dispute resolution process as to how to resolve the disputed change orders and other outstanding claims related to the construction of the power generation facility. The Company is unable at this time to estimate any potential liability from this contingency.

Note 9 — Partners’ Capital and Partnership Distributions

The Partnership’s policy is to distribute to its unitholders all of the cash available for distribution that it generates each quarter, subject to a determination by the board of directors (the “Board”) of the Partnership’s general partner (the “General Partner”) that the Partnership’s projected liquidity is adequate to provide for its forecasted operating and working capital needs. Cash available for distribution for each quarter will be determined by the Board of the General Partner following the end of each quarter. The Partnership expects that cash available for distribution for each quarter will generally be calculated as the cash it generates during the quarter, less cash needed for maintenance capital expenditures not funded by capital proceeds, debt service and other contractual obligations, and any increases in cash reserves for future operating or capital needs that the Board of the General Partner deems necessary or appropriate. Increases or decreases in such reserves may be determined at any time by the Board of the General Partner as it considers, among other things, the cash flows or cash needs expected in approaching periods. The Partnership does not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in its quarterly distribution, nor does it intend to incur debt to pay quarterly distributions. The Partnership has no legal obligation to pay distributions. Distributions are not required by the Partnership’s partnership agreement and the Partnership’s distribution policy is subject to change at any time at the discretion of the Board of the General Partner. Any distributions made by the Partnership to its unitholders will be done on a pro rata basis.

At March 31, 2015, the Partnership had outstanding 212,691 unit-settled phantom units. Each phantom unit entitles the holder to payments in amounts equal to the amounts of any distributions made to an outstanding unit by the Partnership. Payments to outstanding phantom units are not subtracted from operating cash flow in the calculation of cash available for distribution, but the payments made to phantom unitholders are recorded as distributions for accounting purposes. For information on the announcement of cash distributions refer to “Note 14 — Subsequent Events — Distributions”.

The following is a summary of cash distributions paid to common unitholders and holders of phantom units during the three months ended March 31, 2015 related to the fourth quarter of 2014:

	December 31, 2014	Total Cash Distributions Paid in 2015
	(in thousands, except for per unit amounts)
Distribution to common unitholders — affiliates	$6,975	$6,975
Distribution to common unitholders — non-affiliates	4,763	4,763

Total amount paid	$11,738	$11,738

Per common unit	$0.30	$0.30

Common and phantom units outstanding	39,127

Note 10 — Income Taxes

The Partnership and its subsidiaries are not directly subject to federal and state income taxes. Instead, their taxable income or loss is allocated to their individual partners or members. However, the Partnership and its subsidiaries are subject to an Illinois replacement tax, Texas margin tax and California annual minimum franchise tax. For the three months ended March 31, 2015, Illinois replacement tax and Texas margin tax of approximately $14,000 and $23,000, respectively, were recorded. For the three months ended March 31, 2014, Illinois replacement tax and Texas margin tax of approximately $3,000 and $27,000, respectively, were recorded.

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

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues
East Dubuque	$36,752	$28,491
Pasadena	32,422	27,789

Total revenues	$69,174	$56,280

Gross profit
East Dubuque	$17,441	$12,398
Pasadena	1,342	1,366

Total gross profit	$18,783	$13,764

Selling, general and administrative expenses
East Dubuque	$1,346	$1,133
Pasadena	796	1,829

Total segment selling, general and administrative expenses	$2,142	$2,962

Depreciation and amortization

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
East Dubuque	$69	$37
Pasadena	360	296

Total segment depreciation and amortization recorded in operating expenses	429	333

East Dubuque	3,239	$2,205
Pasadena	1,475	766

Total depreciation and amortization recorded in cost of sales	4,714	2,971

Total segment depreciation and amortization	$5,143	$3,304

Other operating income
East Dubuque	$(4)	$(6)
Pasadena	—	—

Total segment other operating income	$(4)	$(6)

Operating income (loss)
East Dubuque	$16,030	$11,234
Pasadena	186	(759)

Total segment operating income	$16,216	$10,475

Interest expense
East Dubuque	$19	$22
Pasadena	—	—

Total segment interest expense	$19	$22

Net income (loss)
East Dubuque	$16,022	$11,209
Pasadena	163	(786)

Total segment net income	$16,185	$10,423

Reconciliation of segment net income to consolidated net income:
Segment net income	$16,185	$10,423
Partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,194)	(2,316)
Partnership and unallocated expenses recorded as other expense	(29)	—
Unallocated interest expense and loss on interest rate swaps	(5,009)	(4,982)

Consolidated net income	$8,953	$3,125

	As of March 31, 2015	As of December 31, 2014
	(in thousands)
Total assets
East Dubuque	$194,591	$186,508
Pasadena	197,104	193,737

Total segment assets	$391,695	$380,245

Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$391,695	$380,245
Partnership and other	40,507	34,071

Consolidated total assets	$432,202	$414,316

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Capital expenditures
East Dubuque	$6,973	$5,677
Pasadena	3,390	11,645
Partnership and other	—	—

Total capital expenditures	$10,363	$17,322

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

The following table sets forth the computation of basic and diluted net income per common unit:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands, except for per unit data)
Numerator:
Net income	$8,953	$3,125
Less: Income allocated to unvested units	64	15

Net income allocated to common unitholders	$8,889	$3,110

Denominator:
Weighted average common units outstanding	38,913	38,889
Effect of dilutive units:
Phantom units	14	47

Diluted units outstanding	38,927	38,936

Basic net income per common unit	$0.23	$0.08

Diluted net income per common unit	$0.23	$0.08

For the three months ended March 31, 2015 and 2014, 133,000 and no phantom units, respectively, were excluded from the calculation of diluted net income per common unit because their inclusion would have been anti-dilutive.

Note 13 — Related Parties

The Partnership, the General Partner and Rentech, Inc. (“Rentech”) have entered into a services agreement, pursuant to which the Partnership and the General Partner obtain certain management and other services from Rentech. Under the services agreement, the Partnership, its subsidiaries and the General Partner are obligated to reimburse Rentech for (i) all costs, excluding share-based compensation, incurred by Rentech or its affiliates in connection with the employment of its employees who are seconded to the Partnership and who provide the Partnership services under the agreement on a full-time basis; (ii) a prorated share of costs, excluding share-based compensation, incurred by Rentech or its affiliates in connection with the employment of its employees, excluding seconded personnel, who provide the Partnership services under the agreement on a part-time basis, with such prorated share determined by Rentech on a commercially reasonable basis, based on the estimated percent of total working time that such personnel are engaged in performing services for the Partnership; (iii) a prorated share of certain administrative costs, in accordance with the agreement, including office costs, services by outside vendors, other general and administrative costs; and (iv) any taxes (other than income taxes, gross receipt taxes and similar taxes) incurred by Rentech or its affiliates for the services provided under the agreement. In accordance with the services agreement, Rentech billed the Partnership $1.9 million for the three months ended March 31, 2015, and $2.6 million for the same period in the prior year.

Note 14 — Subsequent Events

Distributions

On May 11, 2015, the Partnership announced a cash distribution to its common unitholders for the first quarter of 2015 of $0.36 per unit, which will result in total distributions in the amount of $14.1 million, including payments to phantom unitholders. The cash distribution will be paid on May 29, 2015 to unitholders of record at the close of business on May 22, 2015.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements”. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in “Part I—Item 1A. Risk Factors” in the Annual Report and from time to time in our periodic reports and registration statements filed with the SEC. Such risks and uncertainties include, among other things:

•	our ability to make cash distributions on our common units;

•	our ability to successfully implement our restructuring plan and improve results of operations at our Pasadena Facility;

•	the volatile nature of our business, our ability to remain profitable and the variable nature of our cash distributions;

•	our ability to recover the costs of our raw materials through sales of products that follow the purchase of such raw materials, considering the volatility in the prices of our products and raw materials;

•	a decline in demand for crops such as corn, soybeans, potatoes, cotton, canola, alfalfa and wheat or their prices or the use of nitrogen fertilizer for agricultural purposes;

•	adverse weather conditions, which can affect demand for, and delivery and production of, our products;

•	any interruption in the supply, or rise in the price levels, of natural gas, ammonia, sulfur, and other essential raw materials;

•	our dependence on our customers and distributors to purchase and transport goods purchased from us;

•	intense competition from other nitrogen fertilizer producers;

•	planned or unplanned shutdowns, or any operational difficulties, at our facilities;

•	our ability to obtain debt financing on acceptable terms or at all and the limitations on our business operations imposed by the terms of such indebtedness;

•	any loss of Agrium Inc., or Agrium, as a distributor or customer of our nitrogen fertilizer products, loss of storage rights at Agrium’s terminal in Niota, Illinois or decline in sales of products through or to Agrium;

•	any loss of Interoceanic Corporation, or IOC, as a distributor of our ammonium sulfate fertilizer products or decline in sales volume or sales price of products sold through IOC;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	our ability and the associated cost to comply with laws and regulations regarding employee and process safety;

•	the risk associated with governmental policies affecting the agricultural industry;

•	capital expenditures and potential liabilities arising from existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources and the end-use and application of fertilizers;

•	risks associated with the process of exploring and evaluating potential strategic alternatives, including there being no assurance that the strategic review process will result in the identification or consummation of any transaction, and that any such transaction, if consummated, will yield additional value for us or our unitholders;

•	the conflicts of interest faced by our senior management team and our General Partner;

•	limitations on the fiduciary duties owed by our General Partner which are included in the partnership agreement;

•	the inability of our public unitholders to influence our operating decisions or elect our General Partner or the Board of the General Partner;

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes; and

•	risks associated with the expansion and other projects at our facilities, including any disruption to operations at our facilities during construction and our ability to sell the incremental products resulting from such projects.

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

OVERVIEW OF OUR BUSINESS

We are a Delaware master limited partnership formed in July 2011 by Rentech, a company traded on the NASDAQ Stock Market under the symbol “RTK”, to own, operate and expand our fertilizer business. We own and operate two fertilizer facilities: our East Dubuque Facility and our Pasadena Facility. Our East Dubuque Facility produces primarily ammonia and UAN, using natural gas as the facility’s primary feedstock. Our Pasadena Facility produces ammonium sulfate, ammonium thiosulfate and sulfuric acid, using ammonia and sulfur as the facility’s primary feedstocks.

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

Our East Dubuque Facility’s core market consists of the area located within an estimated 200-mile radius of the facility. In most instances, our customers take delivery of our nitrogen products at our East Dubuque Facility and then arrange and pay to transport them to their final destinations by truck. We incur minimal shipping costs, in contrast to nitrogen fertilizer producers located outside of the facility’s core market that must incur transportation and storage costs to transport their products to, and sell their products in, our market. In addition, our East Dubuque Facility does not maintain a fleet of trucks and, unlike some of our major competitors, our East Dubuque Facility does not maintain a fleet of rail cars because the facility’s customers generally are located close to the facility and prefer to be responsible for transportation. Having no need to maintain a fleet of trucks or rail cars lowers our East Dubuque Facility’s fixed costs. The combination of our East Dubuque Facility’s proximity to its customers and our storage capacity at the facility also allows for better timing of the pick-up and application of the facility’s products, as nitrogen fertilizer product shipments from more distant locations have a greater risk of missing the short periods of favorable weather conditions during which the application of nitrogen fertilizer may occur.

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

Our Pasadena Facility is located on the Houston Ship Channel with access to transportation at favorable prices. The facility has two deep-water docks and access to the Mississippi waterway system and key international waterways. The facility is also connected to key domestic railways, which permit the efficient, cost-effective distribution of its products west of the Mississippi River. Our Pasadena Facility’s distributors purchase our products at our facility and then arrange and pay to transport them to their final destinations by truck, rail car or vessel. Our Pasadena Facility’s products are sold primarily through distributors to customers in the United States, New Zealand and Brazil, and are applied to many types of crops including soybeans, potatoes, cotton, canola, alfalfa, corn and wheat.

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

We expect the restructuring to reduce operating and selling, general and administrative expenses and annual maintenance capital expenditures. The restructuring should enable our Pasadena Facility’s operations, including the benefits from our power generation project, to generate positive EBITDA in 2015, based on our current outlook for input costs and prices of ammonium sulfate and other products. We cannot assure you that we will obtain these anticipated benefits from the restructuring. If we do not obtain the anticipated benefits, this could have a material adverse effect on our results of operations and financial condition.

FACTORS AFFECTING RESULTS OF OPERATIONS

Seasonality

Our East Dubuque Facility

Our and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. Consequently, operating results for the interim periods do not necessarily indicate expected results for the year. The following table shows product tonnage shipped by our East Dubuque Facility by quarter for the three months ended March 31, 2015 and for each comparable quarter in the years ended December 31, 2014, 2013 and 2012.

	2015	2014	2013	2012
	(in thousands)
Quarter ended March 31	111	92	110	92
Quarter ended June 30	n/a	193	144	160
Quarter ended September 30	n/a	145	176	180
Quarter ended December 31	n/a	137	70	133

Total Tons Shipped	111	567	500	565

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

As a result of the seasonality of shipments and sales, we experience significant fluctuations in our East Dubuque Facility’s revenues, income, net working capital levels and cash available for distribution from quarter to quarter. Weather conditions can significantly impact quarterly results by affecting the timing and amount of product deliveries. Our receivables and deferred revenues are seasonal and relatively unpredictable. Significant amounts of our East Dubuque Facility’s products are typically sold for later shipment under prepaid contracts. The timing of these sales and the amount of down payment as a percentage of the total contract price may vary with market conditions. The variation in the timing of these sales and contract terms may add to the seasonality of our cash flows and working capital.

Our Pasadena Facility

Significant seasonality and weather factors have affected demand for, and timing of deliveries for, our Pasadena Facility’s domestic agricultural products. Domestic prices for ammonium sulfate and ammonium thiosulfate normally reach their highest point in the spring, decreasing in the summer, and increasing again in the fall. Sales prices of these products are adjusted seasonally in order to facilitate distribution of the products throughout the year. Sales to Australia, Brazil and New Zealand may partially offset this domestic seasonal pattern because they are in the southern hemisphere. We operate the ammonium sulfate plant at our Pasadena Facility throughout the year to the extent that there is available storage capacity for this product. We have 60,000 tons of storage capacity for ammonium sulfate at the facility. We also have an arrangement with IOC that permits us to store approximately 60,000 tons of ammonium sulfate at IOC-controlled terminals, which are located near our end customers. We manage our storage capacity by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity were to be insufficient, we would be forced to cease or reduce production of the product until capacity became available. Our Pasadena Facility’s fertilizer products are typically sold on the spot market for immediate delivery and, to a much lesser extent, under prepaid contracts for future delivery at fixed prices. The following table shows product tonnage shipped by our Pasadena Facility by quarter for the three months ended March 31, 2015 and for each quarter in the years ended December 31, 2014 and 2013.

	2015	2014	2013
	(in thousands)
Quarter ended March 31	163	155	110
Quarter ended June 30	n/a	215	178
Quarter ended September 30	n/a	205	202
Quarter ended December 31	n/a	176	140

Total Tons Shipped	163	751	630

SELECTED FINANCIAL DATA

The following table includes selected summary financial data for the three months ended March 31, 2015 and 2014. The data below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

	For the Three Months Ended March 31,
	2015	2014
	(in thousands, except for per unit data, product pricing, $ per MMBtu and on-stream factors)
STATEMENTS OF OPERATIONS DATA
Revenues	$69,174	$56,280
Cost of sales	$50,391	$42,516
Gross profit	$18,783	$13,764
Operating income	$14,022	$8,159
Other expense, net	$5,031	$5,004
Income before income taxes	$8,991	$3,155
Income tax expense	$38	$30
Net income	$8,953	$3,125
Net income per common unit – Basic & Diluted	$0.23	$0.08
Weighted-average units used to compute net income per common unit:
Basic	38,913	38,889
Diluted	38,927	38,936
FINANCIAL AND OTHER DATA
Adjusted EBITDA(1)	$19,165	$11,463
Cash available for distribution(1)	$14,009	$3,111
Cash available for distribution, per unit(1)	$0.36	$0.08
KEY OPERATING DATA
Products sold (tons):
Ammonia(2)	31	7
UAN(2)	48	49
Ammonium sulfate(3)	102	112
Products pricing (dollars per ton):
Ammonia(2)	$520	$541
UAN(2)	$267	$265
Ammonium sulfate(3)	$245	$191
Production (tons):
Ammonia(2)	84	78
UAN(2)	70	79
Ammonium sulfate(3)	129	146
Natural gas used in production(2):
Volume (MMBtu)	3,021	2,858
Pricing ($ per MMBtu)	$4.68	$5.17
Natural gas in cost of sales(2):
Volume (MMBtu)	2,186	1,521
Pricing ($ per MMBtu)	$3.59	$5.28
On-stream factors(4):
Ammonia(2)	100%	100.0%
UAN(2)	100%	97.8%
Ammonium sulfate(3) (5)	88.9%	81.1%

	As of March 31, 2015	As of December 31, 2014
BALANCE SHEET DATA
Cash	$32,406	$28,028
Working capital	$16,506	$14,499
Construction in progress	$14,997	$47,758
Total assets	$432,202	$414,316
Debt	$339,000	$335,000
Total long-term liabilities	$346,054	$342,147
Total partners’ capital	$6,436	$8,891

(1)	Adjusted EBITDA is defined as net income (loss) plus interest expense and other financing costs, income tax expense and depreciation and amortization. We calculate cash available for distribution as used in this table as Adjusted EBITDA plus non-cash compensation expense and distribution of cash reserves, less the sum of maintenance capital expenditures not funded by financing proceeds, net interest expense and other debt service and cash reserved for working capital purposes. Adjusted EBITDA and cash available for distribution are used as supplemental financial measures by management and by external users of our consolidated financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; and

•	our operating performance and return on invested capital compared to those of other publicly traded limited partnerships and other public companies, without regard to financing methods and capital structure.

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

The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss) for the periods presented.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income	$8,953	$3,125
Add:
Net interest expense	5,028	5,004
Income tax expense	38	30
Depreciation and amortization	5,143	3,304
Other	3	—

Adjusted EBITDA	$19,165	$11,463

The table below reconciles cash available for distribution to Adjusted EBITDA, both of which are non-GAAP financial measures, for the periods presented.

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per unit data)
Adjusted EBITDA	$19,165	$11,463
Plus: Non-cash compensation expense	326	496
Less: Maintenance capital expenditures(a)	(1,888)	(2,494)
Less: Net interest expense	(5,028)	(5,004)
Less: Cash reserved for working capital purposes	—	(1,350)
Plus: Distributions of cash reserves	1,434	—

Cash available for distribution	$14,009	$3,111

Cash available for distribution, per unit	$0.36	$0.08
Common units outstanding	38,913	38,890

(a)	Excludes maintenance capital expenditures at our Pasadena Facility funded by debt in the amount of $3.1 million for the three months ended March 31, 2014.
(2)	Key operating data for the East Dubuque Facility.
(3)	Key operating data for the Pasadena Facility.
(4)	The respective on-stream factors for the ammonia, UAN and ammonium sulfate plant equal the total days the applicable plant operated in any given period, divided by the total days in that period.
(5)	The ammonium sulfate plant is typically out of service for 12 to 14 hours per week for regular maintenance.

Business Segments

We operate in two business segments, which are East Dubuque and Pasadena. See “Note 11 — Segment Information” in “Part I—Item 1. Financial Statements” in this report for more information on the description of the segments.

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues
East Dubuque	$36,752	$28,491
Pasadena	32,422	27,789

Total revenues	$69,174	$56,280

Gross profit
East Dubuque	$17,441	$12,398
Pasadena	1,342	1,366

Total gross profit	$18,783	$13,764

Operating income (loss)
East Dubuque	$16,030	$11,234
Pasadena	186	(759)

Total operating income	$16,216	$10,475

Net income (loss)
East Dubuque	$16,022	$11,209
Pasadena	163	(786)

Total segment net income	$16,185	$10,423

Reconciliation of segment net income to consolidated net income:
Segment net income	$16,185	$10,423
RNP – partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,194)	(2,316)
RNP – partnership and unallocated expense recorded as other expense	(29)	—
RNP – unallocated interest expense and loss on interest rate swaps	(5,009)	(4,982)

Consolidated net income	$8,953	$3,125

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

Partnership and unallocated expenses recorded as selling, general and administrative expenses for the three months ended March 31, 2015 were $2.2 million, compared to $2.3 million for the same period in the prior year. Non-cash unit–based compensation expense, recorded in selling, general and administrative expenses, was $0.3 million for the three months ended March 31, 2015, compared to $0.5 million for the same period in the prior year.

East Dubuque

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014:

Revenues

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues:
Product shipments	$36,641	$23,973
Other	111	4,518

Total revenues	$36,752	$28,491

	For the Three Months Ended March 31, 2015		For the Three Months Ended March 31, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	31	$15,898	7	$3,535
UAN	48	12,874	49	13,024
Urea (liquid and granular)	16	6,829	13	5,740
Carbon dioxide (CO2)	14	488	20	693
Nitric acid	2	552	3	981
Other	N/A	111	N/A	4,518

Total — East Dubuque	111	$36,752	92	$28,491

We generate revenue from the sale of nitrogen fertilizer products manufactured at our East Dubuque Facility. Our East Dubuque Facility produces ammonia, UAN, liquid and granular urea, which are nitrogen fertilizers that use natural gas as a feedstock. We also produce nitric acid and food-grade CO2. Nitrogen fertilizer products are used primarily in the production of corn. Revenues are seasonal based on the planting, growing, and harvesting cycles of customers who use nitrogen fertilizer.

Revenues for the three months ended March 31, 2015 were $36.8 million, compared to $28.5 million for the same period in the prior year. The increase was due to higher sales volumes for ammonia, partially offset by lower sales prices for ammonia and urea, and lower natural gas sales.

Ammonia deliveries increased due to strong demand from agricultural and industrial customers. Volumes were low in the first quarter of 2014 because production was interrupted by a planned turnaround and a fire in the fourth quarter of 2013, and production was purposely reduced in order to sell natural gas at high prices in the first quarter of 2014.

Average sales prices per ton for the three months ended March 31, 2015 were 4% lower for ammonia and 1% higher for UAN, as compared with the same period in the prior year. These two products comprised 78% of our East Dubuque Facility’s revenues for the three months ended March 31, 2015 and 58% for the same period in the prior year. The decrease in ammonia prices is due primarily to prepaid contracts that were priced in 2014 prior to ammonia prices increasing.

Other revenues consist primarily of natural gas sales. We occasionally sell natural gas when purchase commitments exceed production requirements or storage capacities, or when the margin from selling natural gas significantly exceeds the margin from producing additional ammonia. During the first quarter of 2015, we recorded $0.1 million in natural gas sales. On rare occasions, we have also purchased natural gas with the specific intent of immediately reselling it when local market anomalies create low-risk opportunities for gain. During the first quarter of 2014, temporary operational problems with a natural gas pipeline in the Midwest caused a significant spike in the local price of natural gas. This created a unique opportunity to purchase natural gas from other locations at lower prices for the purpose of reselling it at significantly higher prices. We also sold natural gas originally purchased for production at a gross profit that exceeded the expected gross profits from additional production using that natural gas. The total $4.5 million in natural gas sales in the first quarter of 2014 resulted in a gross profit of $3.1 million, which was significantly higher than the profit we would likely have realized on the 2,900 tons of lost ammonia production.

Cost of Sales

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Cost of sales — East Dubuque	$19,311	$16,093

Cost of sales primarily consists of the cost of natural gas (East Dubuque’s primary feedstock), labor, depreciation and electricity. Cost of sales for the three months ended March 31, 2015 was $19.3 million, compared to $16.1 million for the same period in the prior year. The increase in the cost of sales was primarily due to an increase in labor costs and depreciation, partially offset by a decrease in the cost of natural gas. The increase in labor costs and depreciation expense is due primarily to increased sales volumes. Decreased natural gas costs were due to a $2.6 million unrealized gain on gas derivatives. Natural gas comprised 41% and labor costs comprised 19% of cost of sales on product shipments for the three months ended March 31, 2015. For the same period in the prior year, natural gas was 50% and labor was 16% of cost of sales.

Depreciation expense included in cost of sales was $3.2 million for the three months ended March 31, 2015 and $2.2 million for the same period in the prior year. The increase in depreciation expense was primarily due to higher sales volume.

Gross Profit

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Gross profit — East Dubuque	$17,441	$12,398

Gross profit was $17.4 million for the three months ended March 31, 2015, compared to $12.4 million for the same period in the prior year. Gross profit margin was 47% for the three months ended March 31, 2015, compared to 44% for the same period in the prior year. The increases in gross profit and gross margin were primarily due to higher sales volumes for ammonia and a $2.6 million unrealized gain on gas derivatives, partially offset by lower sales prices for ammonia and urea, lower natural gas sales, and increased labor costs and depreciation expense.

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

Operating Expenses

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating expenses:
Selling, general and administrative	$1,346	$1,133
Depreciation and amortization	69	37
Other	(4)	(6)

Total operating expenses — East Dubuque	$1,411	$1,164

Operating expenses were $1.4 million for the three months ended March 31, 2015, compared to $1.2 million for the three months ended March 31, 2014. These expenses were primarily comprised of selling, general and administrative expenses and depreciation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three-month period ended March 31, 2015 were $1.3 million, compared to $1.1 million for the same period in the prior year. The increase was primarily due to severance costs.

Depreciation and Amortization. Depreciation expense included in operating expense was $69,000 for the three months ended March 31, 2015, compared to $37,000 for the same period in the prior year. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on production volumes and ending inventory levels. However, a portion of depreciation expense was associated with assets supporting general and administrative functions and was recorded in operating expense.

Operating Income

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating income — East Dubuque	$16,030	$11,234

Operating income was $16.0 million for the three months ended March 31, 2015, compared to $11.2 million for the same period in the prior year. The increase was primarily due to higher sales volumes for ammonia and a $2.6 million unrealized gain on gas derivatives, partially offset by lower sales prices for ammonia and urea, lower natural gas sales, and increased labor costs, depreciation expense and selling, general and administrative expenses.

Pasadena

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014:

Revenues

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues — Pasadena	$32,422	$27,789

	For the Three Months Ended March 31, 2015		For the Three Months Ended March 31, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	102	$25,115	112	$21,394
Sulfuric acid	38	3,365	21	1,771
Ammonium thiosulfate	23	3,403	22	4,100
Other	N/A	539	N/A	524

Total — Pasadena	163	$32,422	155	$27,789

We generate revenue from sales of nitrogen fertilizer and other products manufactured at our Pasadena Facility. The facility produces ammonium sulfate and ammonium thiosulfate, which are nitrogen fertilizers, as well as sulfuric acid. These fertilizer products are used in growing corn, soybeans, potatoes, cotton, canola, alfalfa and wheat. Revenues from domestic sales are seasonal based on planting, growing, and harvesting cycles of customers who use nitrogen fertilizer. Planting seasons in the Southern Hemisphere are typically opposite those in the United States, thus ammonium sulfate international sales partially offset domestic seasonality.

Revenues for the three months ended March 31, 2015 were $32.4 million, compared to $27.8 million for the same period in the prior year. The increase was due to higher sales prices for ammonium sulfate and sulfuric acid, and higher sales volumes for sulfuric acid, partially offset by lower sales volumes for ammonium sulfate and lower sales prices for ammonium thiosulfate.

Average sales prices per ton increased by 28% for ammonium sulfate and by 2% for sulfuric acid for the three months ended March 31, 2015 as compared with the same period in the prior year. These two products comprised 88% of our Pasadena Facility’s revenues for the three months ended March 31, 2015 and 83% for the same period in the prior year. Ammonium sales prices increased due to a higher percentage of sales in the domestic market; continued demand for ammonium sulfate as retailers move away from ammonium nitrate; and production issues at other North American facilities. As part of our restructuring plan, we reduced our historically low-margin sales to Brazil. Only 5% of ammonium sulfate sales were to Brazil during the three months ended March 31, 2015, while 39% of ammonium sulfate sales were to Brazil during the three months ended March 31, 2014.

The higher sales volumes for sulfuric acid and lower sales volumes for ammonium sulfate were due to the restructuring plan implemented in late 2014. In addition to reducing sales to Brazil, the restructuring plan included reducing expected annual production of ammonium sulfate by approximately 25 percent, to 500,000 tons. Sulfuric acid is a component in the production of ammonium sulfate. With reduced production of ammonium sulfate, less sulfuric acid is needed, which results in more sulfuric acid being available for sale.

Cost of Sales

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Cost of sales — Pasadena	$31,080	$26,423

Cost of sales primarily consists of the cost of ammonia, sulfur, labor, depreciation and electricity. Cost of sales for the three months ended March 31, 2015 was $31.1 million, compared to $26.4 million for the same period in the prior year. The increase in cost of sales was primarily due to selling a higher volume of sulfuric acid and higher unit prices for inputs. Ammonia and sulfur together comprised 67% of cost of sales for the three months ended March 31, 2015, compared to 69% for the same period in the prior year. Labor costs comprised 7% of cost of sales for the three months ended March 31, 2015, compared to 6% for the same period in the prior year.

Depreciation expense included in cost of sales was $1.5 million for the three months ended March 31, 2015 and $0.8 million for the same period in the prior year. The increase in depreciation expense was primarily due to an increase in property, plant and equipment resulting from the completion of the power generation project in the first quarter of 2015 and the sulfuric acid converter project in 2014.

Gross Profit

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Gross profit — Pasadena	$1,342	$1,366

Gross profit was $1.3 million for the three months ended March 31, 2015, compared to $1.4 million for the same period in the prior year. Gross profit margin for the three months ended March 31, 2015 was 4%, compared to gross profit margin of 5% for the same period in the prior year.

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

Operating Expenses

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating expenses:
Selling, general and administrative	$796	$1,829
Depreciation and amortization	360	296

Total operating expenses — Pasadena	$1,156	$2,125

Operating expenses were comprised primarily of selling, general and administrative expenses and depreciation and amortization expense. Operating expenses were $1.2 million for the three months ended March 31, 2015, compared to $2.1 million for the same period in the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2015 were $0.8 million, compared to $1.8 million for the same period in the prior year. The decrease was primarily due to our 2014 restructuring.

Depreciation and Amortization. Depreciation and amortization expense included in operating expense was $0.4 million for the three months ended March 31, 2015, compared to $0.3 million for the same period in the prior year. Depreciation and amortization expense represents primarily amortization of intangible assets. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on production volumes and ending inventory levels.

Operating Income (Loss)

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating income (loss) — Pasadena	$186	$(759)

Operating income was $0.2 million for the three months ended March 31, 2015, compared to an operating loss of $0.8 million for the same period in the prior year. The increase in operating income was primarily due to the decrease in operating expenses as described above.

CASH FLOWS

The following table summarizes our consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$22,475	$23,057
Investing activities	(10,359)	(17,885)
Financing activities	(7,738)	(1,954)

Net increase in cash	$4,378	$3,218

Operating Activities

Revenues were $69.2 million for the three months ended March 31, 2015, compared to $56.3 million for the same period in the prior year. The increase in revenue for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to higher sales volumes for ammonia and sulfuric acid, and higher sales prices for ammonium sulfate and sulfuric acid, partially offset by lower sales prices for ammonia, urea and ammonium thiosulfate, and lower sales volumes for ammonium sulfate. Deferred revenue increased $18.5 million during the three months ended March 31, 2015, compared to an increase of $29.1 million during the same period in the prior year. The increase in deferred revenue was due to timing of receiving cash under prepaid contracts.

Net cash provided by operating activities for the three months ended March 31, 2015 was $22.5 million. We had net income of $9.0 million for the three months ended March 31, 2015. We also had non-cash unit-based compensation expense relating to our common units of $0.3 million. We had an unrealized gain on natural gas derivatives of $2.6 million relating to our forward purchase natural gas contracts. Inventories increased by $10.5 million during the three months ended March 31, 2015 due to the normal seasonality of our business. During the winter months, we typically build inventory balances for the high volume spring planting season. Accounts payable decreased by $4.8 million due primarily to our Pasadena Facility acquiring ammonia from a supplier that required prepayments.

Net cash provided by operating activities for the three months ended March 31, 2014 was $23.1 million. We had net income of $3.1 million for the three months ended March 31, 2014. Accounts receivable increased by $9.7 million due primarily to increased sales volumes at our facilities between the fourth quarter of 2013 and the first quarter of 2014. Inventories increased by $17.9 million during this period, which was primarily due to the normal seasonality of our business. Accounts payable increased by $8.8 million due primarily to increased costs of natural gas and electricity at our East Dubuque Facility and ammonia at our Pasadena Facility. The increase of costs at both of our facilities was due to increased production as a result of recently completed expansion projects.

Investing Activities

Net cash used in investing activities was $10.4 million for the three months ended March 31, 2015, compared to $17.9 million for the same period in the prior year. Net cash used in investing activities for the three months ended March 31, 2015 was primarily related to the projects at our East Dubuque Facility. At our East Dubuque Facility, we are upgrading a nitric acid compressor train and replacing the ammonia synthesis converter. Net cash used in investing activities for the three months ended March 31, 2014 was primarily related to the power generation project and the sulfuric acid converter replacement project at our Pasadena Facility.

Financing Activities

Net cash used in financing activities was $7.7 million for the three months ended March 31, 2015, compared to $2.0 million for the same period in the prior year. During the three months ended March 31, 2015, we made distributions of $11.7 million to our unitholders. We also borrowed an additional $4.0 million under the GE Credit Agreement. During the three months ended March 31, 2014, we made distributions of $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, our current assets totaled $96.2 million. Current assets included cash of $32.4 million, accounts receivable of $15.9 million and inventories of $39.9 million. At March 31, 2015, our current liabilities were $79.7 million and our long-term liabilities were $346.1 million, comprised primarily of the Notes.

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

For a description of the terms of the Notes and the GE Credit Agreement, see “Note 9 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in the Annual Report. Borrowing pursuant to our GE Credit Agreement is subject to compliance with certain conditions, and we, as of the filing date of this report, are in compliance with those conditions. Based on our current forecast, we expect to be able to borrow under the GE Credit Agreement.

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

Maintenance capital expenditures for our East Dubuque Facility totaled $1.7 million for the three months ended March 31, 2015 and $1.9 million for the three months ended March 31, 2014. Maintenance capital expenditures for our East Dubuque Facility are expected to be $10.7 million for the year ending December 31, 2015. Expansion capital expenditures for our East Dubuque Facility totaled $2.7 million for the three months ended March 31, 2015 and $1.8 million for the three months ended March 31, 2014. Expansion capital expenditures for our East Dubuque Facility are expected to be $19.0 million for the year ending December 31, 2015, of which $14.1 million is related to the ammonia synthesis converter project.

Maintenance capital expenditures for our Pasadena Facility totaled $0.1 million for the three months ended March 31, 2015 and $3.7 million for the three months ended March 31, 2014. Maintenance capital expenditures for our Pasadena Facility are expected to be $4.0 million for the year ending December 31, 2015. Expansion capital expenditures for our Pasadena Facility totaled $2.1 million for the three months ended March 31, 2015 and $2.4 million for the three months ended March 31, 2014. Expansion capital expenditures for our Pasadena Facility are expected to be $2.1 million for the year ending December 31, 2015, related to the power generation project.

Our forecasted capital expenditures are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our facilities.

Cash Distributions

Our policy is generally to distribute to our unitholders all of the cash available for distribution that we generate each quarter, which could materially affect our liquidity and limit our ability to grow. Cash distributions for each quarter will be determined by the Board of our General Partner following the end of such quarter. Cash available for distribution for each quarter will generally be calculated as the cash we generate during the quarter, less cash needed for maintenance capital expenditures not funded by capital proceeds, debt service and other contractual obligations and any increases in cash reserves for future operating or capital needs that the Board of our General Partner deems necessary or appropriate. Increases or decreases in such reserves may be determined at any time by the Board of our General Partner as it considers, among other things, the cash flows or cash needs expected in approaching periods. We do not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, nor do we intend to incur debt to pay quarterly distributions. As a result of our quarterly distributions, our liquidity may be significantly affected. However, our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we may change our distribution policy at any time and from time to time.

The following is a summary of cash distributions paid to common unitholders and holders of phantom units during the three months ended March 31, 2015 related to the fourth quarter of 2014:

	December 31, 2014	Total Cash Distributions Paid in 2015
	(in thousands, except for per unit amounts)
Distribution to common unitholders — affiliates	$6,975	$6,975
Distribution to common unitholders — non-affiliates	4,763	4,763

Total amount paid	$11,738	$11,738

Per common unit	$0.30	$0.30

Common and phantom units outstanding	39,127

On May 11, 2015, we announced a cash distribution to our common unitholders and payments to holders of phantom units for the first quarter of 2015 of $0.36 per common unit or $14.1 million in the aggregate. The cash distribution will be paid on May 29, 2015, to unitholders of record at the close of business on May 22, 2015.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of March 31, 2015 are not materially different from those disclosed in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any material off-balance sheet arrangements as of March 31, 2015.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 2 — Recent Accounting Pronouncements” to the consolidated financial statements, included in “Part I — Item 1. Financial Statements” of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For qualitative and quantitative disclosure about market risk, see “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report. As of March 31, 2015, no material changes have occurred in the types or nature of the market risk described in our Annual Report.

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

The Partnership, under the supervision and with the participation of the Partnership’s management, including the Partnership’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Partnership’s DCP as of the end of the period covered by this report. As we previously reported in 2014, management identified material weaknesses in internal control over financial reporting, or ICFR, as described below. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective as of March 31, 2015.

Material Weaknesses in Internal Control over Financial Reporting

As we previously reported in 2014, we identified the following material weaknesses that continue to exist as of March 31, 2015. A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

These control deficiencies did not result in a material misstatement to our consolidated financial statements for the quarter ended March 31, 2015. However, these control deficiencies, if unremediated, could, in another reporting period, result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by the controls. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

Plan for Remediation of the Material Weaknesses

We have implemented and are continuing to implement a number of measures to address the material weaknesses identified. Specifically, we are designing additional controls over documentation and review of the inputs and results of our cash flow forecasts and the identification of events and changes in circumstances that may indicate potential impairment of goodwill. These controls are expected to include the implementation of additional review activities by qualified personnel and additional documentation and support of conclusions with regard to accounting for long-lived asset recoverability and goodwill impairment. We are also designing additional controls around identification and documentation relating to accounting for goodwill impairment. These controls are also expected to include the implementation of additional review activities by qualified personnel, additional documentation and the development and use of checklists and procedures related to accounting for long-lived asset recoverability and goodwill impairment. We are in the process of implementing our remediation plan, and expect the control weaknesses to be remediated in the coming reporting periods. However, we are unable at this time to estimate when the remediation will be completed.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our ICFR during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our ICFR.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A description of the legal proceedings to which the Partnership and its subsidiaries are a party is contained in “Note 8 — Commitments and Contingencies — Litigation” to the consolidated financial statements, included in “Part I — Item 1. Financial Statements” of this report.

ITEM 6. EXHIBITS.

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Partners’ Capital, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH NITROGEN PARTNERS, L.P. BY: RENTECH NITROGEN GP, LLC, ITS GENERAL PARTNER

Dated: May 11, 2015	/s/ Keith B. Forman
Keith B. Forman,
Chief Executive Officer and Director of Rentech Nitrogen GP, LLC

Dated: May 11, 2015	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer of Rentech Nitrogen GP, LLC