Form 10-Q
period 2015-06-30
Rentech Nitrogen Partners, L.P.
filed 2015-08-10
CIK 1525998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, the registrant had 38,927,609 common units outstanding.

RENTECH NITROGEN PARTNERS, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	As of
	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$38,501	$28,028
Accounts receivable	14,348	16,714
Inventories	34,742	27,736
Prepaid expenses and other current assets	6,488	4,942
Other receivables	213	357
Total current assets	94,292	77,777
Property, plant and equipment, net	213,255	259,011
Construction in progress	12,726	47,758
Other assets
Intangible assets	—	21,114
Debt issuance costs	7,621	8,315
Other assets	151	341
Total other assets	7,772	29,770
Total assets	$328,045	$414,316
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$12,705	$14,846
Payable to general partner	6,887	3,035
Accrued liabilities	13,773	14,203
Deferred revenue	12,615	26,700
Accrued interest	4,569	4,494
Total current liabilities	50,549	63,278
Long-term liabilities
Debt	344,000	335,000
Asset retirement obligation	4,345	4,194
Other	2,619	2,953
Total long-term liabilities	350,964	342,147
Total liabilities	401,513	405,425
Commitments and contingencies (Note 8)
Partners' capital (deficit)
Common unitholders: 38,928 and 38,913 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively	(73,481)	8,886
Accumulated other comprehensive income	13	5
General partner's interest	—	—
Total partners' capital (deficit)	(73,468)	8,891
Total liabilities and partners' capital (deficit)	$328,045	$414,316

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Operations

(Amounts in thousands, except per unit data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues	$109,853	$113,609	$179,027	$169,889
Cost of sales	65,127	85,390	115,518	127,906
Gross profit	44,726	28,219	63,509	41,983
Operating expenses
Selling, general and administrative expense	4,166	4,504	8,502	9,782
Depreciation and amortization	424	375	853	708
Pasadena asset impairment	101,772	—	101,772	—
Pasadena goodwill impairment	—	27,202	—	27,202
Other expense	431	228	427	222
Total operating expenses	106,793	32,309	111,554	37,914
Operating income (loss)	(62,067)	(4,090)	(48,045)	4,069
Other expense, net
Interest expense	(5,546)	(4,809)	(10,574)	(9,813)
Other income, net	1,411	—	1,408	—
Total other expenses, net	(4,135)	(4,809)	(9,166)	(9,813)
Loss before income taxes	(66,202)	(8,899)	(57,211)	(5,744)
Income tax expense	9	25	47	55
Net loss	$(66,211)	$(8,924)	$(57,258)	$(5,799)
Net loss per common unit allocated to common unitholders - Basic	$(1.70)	$(0.23)	$(1.47)	$(0.15)
Net loss per common unit allocated to common unitholders - Diluted	$(1.70)	$(0.23)	$(1.47)	$(0.15)
Weighted-average units used to compute net loss per common unit:
Basic	38,915	38,891	38,914	38,890
Diluted	38,915	38,891	38,914	38,890

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net loss	$(66,211)	$(8,924)	$(57,258)	$(5,799)
Other comprehensive income (loss), net of tax:
Pension and postretirement plan adjustments	4	(13)	8	(25)
Other comprehensive income (loss)	4	(13)	8	(25)
Comprehensive loss	$(66,207)	$(8,937)	$(57,250)	$(5,824)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statement of Partners’ Capital (Deficit)

(Amounts in thousands)

	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive Income	General Partner	Total Partners' Capital (Deficit)
	(Unaudited)
Balance, December 31, 2014	38,913	$8,886	$5	$—	$8,891
Common units	15	—	—	—	—
Distributions to common unitholders - affiliates	—	(15,345)	—	—	(15,345)
Distributions to common unitholders - non-affiliates	—	(10,477)	—	—	(10,477)
Unit-based compensation expense	—	713	—	—	713
Net loss	—	(57,258)	—	—	(57,258)
Other comprehensive income	—	—	8	—	8
Balance, June 30, 2015	38,928	$(73,481)	$13	$—	$(73,468)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Six Months Ended June 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities
Net loss	$(57,258)	$(5,799)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,097	10,933
Pasadena asset impairment	101,772	—
Pasadena goodwill impairment	—	27,202
Gain on sale of easement	(1,425)	—
Utilization of spare parts	1,790	3,200
Write-down of inventory	1,035	2,761
Non-cash interest expense	639	515
Unit-based compensation	713	875
Unrealized (gain) loss on natural gas derivatives	(4,236)	529
Other	585	219
Changes in operating assets and liabilities:
Accounts receivable	2,366	(5,970)
Inventories	(6,982)	(3,917)
Prepaid expenses and other current assets	(1,520)	(1,852)
Other receivables	144	1,486
Other assets	485	(1,351)
Accounts payable	(1,321)	2,637
Accrued liabilities, accrued payroll and other	6,104	(2,702)
Deferred revenue	(14,085)	(1,766)
Accrued interest	64	552
Net cash provided by operating activities	41,967	27,552
Cash flows from investing activities
Capital expenditures	(16,359)	(35,787)
Proceeds from easement	1,425	—
Receipt from Insurance	257	—
Other items	5	(625)
Net cash used in investing activities	(14,672)	(36,412)
Cash flows from financing activities
Proceeds from credit facilities	9,000	—
Distributions to common unitholders - affiliates	(15,345)	(3,023)
Distributions to common unitholders - non-affiliates	(10,477)	(2,058)
Other	—	(19)
Net cash used in financing activities	(16,822)	(5,100)
Increase (decrease) in cash	10,473	(13,960)
Cash, beginning of period	28,028	34,060
Cash, end of period	$38,501	$20,100

Excluded from the consolidated statements of cash flows were the effects of certain non-cash investing and financing activities as follows:

	For the Six Months Ended June 30,
	2015	2014
	(Unaudited)
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$5,830	$5,502

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech Nitrogen Partners, L.P. (the “Partnership”) and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Neither authority requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of June 30, 2015, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015 (the “Annual Report”).

The Partnership’s assets consist primarily of all of the equity interests, directly or indirectly held by it, of Rentech Nitrogen, LLC (“RNLLC”), which owns a fertilizer facility in East Dubuque, Illinois (the “East Dubuque Facility”), and Rentech Nitrogen Pasadena, LLC (“RNPLLC”), which owns a fertilizer facility in Pasadena, Texas (the “Pasadena Facility”).

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Note 2 — Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that provides a narrower definition of discontinued operations than under previous guidance. It requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are to be reported in the financial statements as discontinued operations. It also provides guidance on the financial statement presentations and disclosures of discontinued operations. This guidance is effective prospectively for disposals (or classifications of held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The impact of this guidance is dependent on whether or not future disposals occur.

In May 2014, the FASB issued guidance that will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In July 2015, the FASB approved a one-year deferral of the effective date making the guidance effective for interim and annual reporting periods beginning after December 15, 2017. In addition, the FASB will continue to permit entities to early adopt the guidance for annual periods beginning on or after December 15, 2016. The Partnership is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosures.

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

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

The following table presents the fair value and carrying value of the Partnership’s borrowings as of June 30, 2015.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Notes	$313,200	$—	$—	$320,000
GE Credit Agreement	—	24,000	—	24,000

The following table presents the fair value and carrying value of the Partnership’s borrowings as of December 31, 2014.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Notes	$310,202	$—	$—	$320,000
GE Credit Agreement	—	15,000	—	15,000

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

Notes

The $320.0 million of 6.5% second lien senior secured notes due 2021 (the “Notes”) are deemed to be Level 1 financial instruments because there is an active market for such debt. The fair value of such debt was determined based on market prices.

GE Credit Agreement

The credit agreement with General Electric Capital Corporation (the “GE Credit Agreement”) is deemed to be a Level 2 financial instrument because the measurement is based on observable market data. It is concluded that the carrying value of the GE Credit Agreement approximates the fair value of such loan as of June 30, 2015 and December 31, 2014 based on its floating interest rate and the Company’s assessment that the fixed-rate margin is still at market.

The levels within the fair value hierarchy at which the Partnership’s financial instruments have been evaluated have not changed for any of the Partnership’s financial instruments during the three and six months ended June 30, 2015 and 2014.

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

Our East Dubuque Facility enters into forward natural gas purchase contracts to reduce its exposure to the fluctuations in natural gas prices. The forward natural gas contracts are deemed to be Level 2 financial instruments because the measurement is based on observable market data. The fair value of such contracts had been determined based on market prices. Gain or loss associated with forward natural gas contracts is recorded in cost of sales on the consolidated statements of operations. The amount of unrealized gain recorded was $1.7 million and $4.2 million for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, the amount of unrealized loss recorded was $0.5 million. These forward natural gas contracts are recorded either in prepaid expenses and other current assets or in accrued liabilities on the consolidated balance sheets.

	As of
	June 30, 2015		December 31, 2014
	Current Assets	Current Liabilities	Current Liabilities
	(in thousands)
Forward natural gas contracts:
Gross amounts recognized	$397	$(116)	$(3,955)
Gross amounts offset in consolidated balance sheets	—	—	—
Net amounts presented in the consolidated balance sheets	$397	$(116)	$(3,955)

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

The following table presents the financial instruments that were accounted for at fair value by level as of June 30, 2015 and December 31, 2014.

	Level 1	Level 2	Level 3
	(in thousands)
Assets (Liabilities)
Forward natural gas contracts - June 30, 2015	$—	$281	$—
Forward natural gas contracts - December 31, 2014	$—	$(3,955)	$—

Note 5 — Inventories

Inventories consisted of the following:

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Finished goods	$31,258	$24,097
Raw materials	3,265	3,493
Other	219	146
Total inventory	$34,742	$27,736

During the three and six months ended June 30, 2015, the Partnership wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $1.0 million to net realizable value. During the three and six months ended June 30, 2014, the Partnership wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $2.8 million to net realizable value. The various write-downs were reflected in cost of goods sold for the applicable periods.

Note 6 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Land and land improvements	$10,066	$23,184
Buildings and building improvements	17,897	29,747
Machinery and equipment	267,251	290,140
Furniture, fixtures and office equipment	181	316
Computer equipment and computer software	3,162	3,312
Vehicles	181	186
Other	569	1,476
	299,307	348,361
Less: Accumulated depreciation	(86,052)	(89,350)
Total property, plant and equipment, net	$213,255	$259,011

After the Partnership launched and pursued its process to evaluate strategic alternatives, management determined in the second quarter of 2015, it was more likely than not that the Pasadena Facility would be sold or otherwise disposed of before the end of its previously estimated economic useful life. Although it is more likely than not the Pasadena Facility will be sold, held-for-sale accounting criteria has not been met as management does not have the authority and has not committed to a plan of sale. Because the Pasadena Facility will more likely than not be sold or otherwise disposed of before the end of its previously estimated useful life the Company performed an impairment test. Based on the results of the impairment test, management concluded the Pasadena Facility’s carrying value was no longer recoverable and wrote the associated assets down by $101.8 million to their estimated fair values. The impairment reduced property, plant and equipment by $81.3 million and intangible assets, consisting of technology acquired in the

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

acquisition of the Pasadena Facility, by $20.5 million. Fair value was based on probability weighting various cash flow scenarios using Level 3 inputs under the applicable accounting guidance. The cash flow scenarios were based on market participant assumptions and indications of value from potential buyers of the Pasadena Facility. Because of changing market conditions, it is reasonably possible that the cash flows ultimately received upon sale could change significantly from our estimate of fair value. There is also no guarantee that the Partnership will ultimately commit to or be able to sell the Pasadena Facility.

During the three months ended June 30, 2015, the Partnership received a one-time easement payment of $1.4 million to allow an adjacent property owner to construct some pipelines under the Pasadena Facility.

The construction in progress balance at June 30, 2015 was $12.7 million, which includes $0.2 million of capitalized interest costs. The construction in progress balance represents primarily the costs associated with the ammonia synthesis converter project. The construction in progress balance at December 31, 2014 was $47.8 million, which includes $1.7 million of capitalized interest costs, and represents primarily the costs associated with the power generation project.

Note 7 — Debt

The Partnership’s debt obligations at June 30, 2015 consist of $320.0 million of Notes and $24.0 million in outstanding advances under the GE Credit Agreement. The Partnership’s debt obligations at December 31, 2014 consist of $320.0 million of Notes and $15.0 million in outstanding advances under the GE Credit Agreement. Debt premium, discount and issuance expenses incurred in connection with financing are deferred and amortized on a straight-line basis.

As of June 30, 2015, the Partnership was in compliance with its covenants under the Notes and the GE Credit Agreement.

Note 8 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Partnership’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted nitrogen fertilizer product sales in order to substantially fix gross margin on those product sales contracts. The Partnership may also enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to reduce monthly and seasonal natural gas price volatility. The Partnership occasionally enters into index-price contracts for the purchase of natural gas. The Partnership has entered into multiple natural gas forward purchase contracts for various delivery dates through December 31, 2015. Commitments for natural gas purchases consist of the following:

	As of
	June 30, 2015	December 31, 2014
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	3,530	3,188
MMBtus under index-price contracts	450	540
Total MMBtus under contracts	3,980	3,728
Commitments to purchase natural gas	$11,526	$15,568
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$2.90	$4.18

During July 2015, the Partnership entered into additional fixed-quantity forward purchase contracts at indexed prices for various delivery dates through July 31, 2015. The total MMBtus associated with these additional forward purchase contracts are 0.1 million and the total amount of the purchase commitments is $0.3 million, resulting in a weighted average rate per MMBtu of $2.86 in these new commitments. The Partnership is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

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

Loss Contingencies

Abeinsa Abener Teyma General Partnership (“Abeinsa”), the engineering, procurement and construction (“EPC”) contractor for the power generation facility at the Pasadena Facility, submitted to RNPLLC in March 2015 approximately $10.0 million of change orders for approval and payment. Under the terms of the EPC contract between RNPLLC and Abeinsa (the “EPC Contract”), RNPLLC must agree to any change order for it to be effective. RNPLLC has contested the validity of these change orders and presented its own change orders and claims for damages under the EPC Contract to Abeinsa. The parties are involved in the contractual dispute resolution process as to how to resolve the disputed change orders and other outstanding claims related to the construction of the power generation facility. The Company is unable at this time to estimate any potential liability from this contingency.

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

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

At June 30, 2015, the Partnership had outstanding 206,842 unit-settled phantom units. Each phantom unit entitles the holder to payments in amounts equal to the amounts of any distributions made to an outstanding unit by the Partnership. Payments to outstanding phantom units are not subtracted from operating cash flow in the calculation of cash available for distribution, but the payments made to phantom unitholders are recorded as distributions for accounting purposes. For information on the announcement of cash distributions refer to “Note 14 — Subsequent Events — Distributions”.

The following is a summary of cash distributions paid to common unitholders and holders of phantom units during the six months ended June 30, 2015 for the respective quarter to which the distributions relate:

	December 31, 2014	March 31, 2015	Total Cash Distributions Paid in 2015
	(in thousands, except for per unit amounts)
Distribution to common unitholders - affiliates	$6,975	$8,370	$15,345
Distribution to common unitholders - non-affiliates	4,763	5,714	10,477
Total amount paid	$11,738	$14,084	$25,822
Per common unit	$0.30	$0.36	$0.66
Common and phantom units outstanding	39,127	39,121

Note 10 — Income Taxes

The Partnership and its subsidiaries are not directly subject to federal and state income taxes. Instead, their taxable income or loss is allocated to their individual partners or members. However, the Partnership and its subsidiaries are subject to an Illinois replacement tax, Texas margin tax and California annual minimum franchise tax. For the three months ended June 30, 2015, Illinois replacement tax benefit of $(14,000) and Texas margin tax of $23,000  were recorded. For the six months ended June 30, 2015, Texas margin tax of $47,000 was recorded. For the three months ended June 30, 2014, Illinois replacement tax benefit of $2,000 and Texas margin tax expense of $27,000 were recorded. For the six months ended June 30, 2014, Illinois replacement tax expense of $1,000 and Texas margin tax expense of $54,000 were recorded.

Note 11 — Segment Information

The Partnership operates in two business segments, as described below:

•	East Dubuque – The operations of the East Dubuque Facility, which produces primarily ammonia and urea ammonium nitrate solution (“UAN”).
•	Pasadena – The operations of the Pasadena Facility, which produces primarily ammonium sulfate.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

The Partnership’s reportable operating segments have been determined in accordance with the Partnership’s internal management structure, which is organized based on operating activities. The Partnership evaluates performance based upon several factors, of which the primary financial measure is segment-operating income (loss).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues
East Dubuque	$72,060	$73,943	$108,812	$102,434
Pasadena	37,793	39,666	70,215	67,455
Total revenues	$109,853	$113,609	$179,027	$169,889
Gross profit (loss)
East Dubuque	$42,680	$32,952	$60,121	$45,350
Pasadena	2,046	(4,733)	3,388	(3,367)
Total gross profit	$44,726	$28,219	$63,509	$41,983
Selling, general and administrative expenses
East Dubuque	$1,000	$1,088	$2,346	$2,221
Pasadena	844	1,247	1,640	3,076
Total segment selling, general and administrative expenses	$1,844	$2,335	$3,986	$5,297
Depreciation and amortization
East Dubuque	$65	$38	$134	$75
Pasadena	359	337	719	633
Total segment depreciation and amortization recorded in operating expenses	424	375	853	708
East Dubuque	5,319	5,117	8,558	7,322
Pasadena	2,211	2,137	3,686	2,903
Total depreciation and amortization recorded in cost of sales	7,530	7,254	12,244	10,225
Total segment depreciation and amortization	$7,954	$7,629	$13,097	$10,933
Other operating expenses
East Dubuque	$431	$228	$427	$222
Pasadena	101,772	27,202	101,772	27,202
Total segment other operating expenses	$102,203	$27,430	$102,199	$27,424
Operating income (loss)
East Dubuque	$41,184	$31,598	$57,214	$42,832
Pasadena	(100,929)	(33,519)	(100,743)	(34,278)
Total segment operating income (loss)	$(59,745)	$(1,921)	$(43,529)	$8,554
Interest expense
East Dubuque	$17	$22	$36	$44
Pasadena	—	—	—	—
Total segment interest expense	$17	$22	$36	$44
Net income (loss)
East Dubuque	$41,197	$31,578	$57,219	$42,787
Pasadena	(99,526)	(33,546)	(99,363)	(34,332)
Total segment net income (loss)	$(58,329)	$(1,968)	$(42,144)	$8,455
Reconciliation of segment net income (loss) to consolidated net loss:
Segment net income (loss)	$(58,329)	$(1,968)	$(42,144)	$8,455
Partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,322)	(2,169)	(4,516)	(4,485)
Partnership and unallocated expenses recorded as other expense	(31)	—	(60)	—
Unallocated interest expense	(5,529)	(4,787)	(10,538)	(9,769)
Consolidated net loss	$(66,211)	$(8,924)	$(57,258)	$(5,799)

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Total assets
East Dubuque	$189,424	$186,508
Pasadena	105,997	193,737
Total segment assets	$295,421	$380,245
Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$295,421	$380,245
Partnership and other	32,624	34,071
Consolidated total assets	$328,045	$414,316

	For the Six Months Ended June 30,
	2015	2014
	(in thousands)
Capital expenditures
East Dubuque	$12,182	$10,985
Pasadena	4,177	24,802
Partnership and other	—	—
Total capital expenditures	$16,359	$35,787

Note 12 — Net Loss Per Common Unit

The Partnership’s net loss is allocated wholly to the common unitholders since the General Partner has a non-economic interest.

Basic loss per common unit allocated to common unitholders is calculated by dividing net loss allocated to common unitholders by the weighted average number of common units outstanding for the period. Diluted net loss per common unit allocated to common unitholders is calculated by dividing net loss allocated to common unitholders by the weighted average number of common units outstanding plus the dilutive effect, calculated using the “treasury stock” method for the unvested phantom units. Phantom units are settled for common units upon vesting and are issued in tandem with distribution rights during the vesting period.

The following table sets forth the computation of basic and diluted net loss per common unit:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except for per unit data)
Numerator:
Net loss	$(66,211)	$(8,924)	$(57,258)	$(5,799)
Less: Income allocated to unvested units	75	15	140	25
Net loss allocated to common unitholders	$(66,286)	$(8,939)	$(57,398)	$(5,824)
Denominator:
Weighted average common units outstanding	38,915	38,891	38,914	38,890
Effect of dilutive units:
Phantom units	—	—	—	—
Diluted units outstanding	38,915	38,891	38,914	38,890
Basic net loss per common unit	$(1.70)	$(0.23)	$(1.47)	$(0.15)
Diluted net loss per common unit	$(1.70)	$(0.23)	$(1.47)	$(0.15)

For the three and six months ended June 30, 2015, 207,000 phantom units were excluded from the calculation of diluted net loss per common unit because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2014, 187,000

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

phantom units were excluded from the calculation of diluted net loss per common unit because their inclusion would have been anti-dilutive.

Note 13 — Related Parties

The Partnership, the General Partner and Rentech, Inc. (“Rentech”) have entered into a services agreement, pursuant to which the Partnership and the General Partner obtain certain management and other services from Rentech. Under the services agreement, the Partnership, its subsidiaries and the General Partner are obligated to reimburse Rentech for (i) all costs, excluding share-based compensation, incurred by Rentech or its affiliates in connection with the employment of its employees who are seconded to the Partnership and who provide the Partnership services under the agreement on a full-time basis; (ii) a prorated share of costs, excluding share-based compensation, incurred by Rentech or its affiliates in connection with the employment of its employees, excluding seconded personnel, who provide the Partnership services under the agreement on a part-time basis, with such prorated share determined by Rentech on a commercially reasonable basis, based on the estimated percent of total working time that such personnel are engaged in performing services for the Partnership; (iii) a prorated share of certain administrative costs, in accordance with the agreement, including office costs, services by outside vendors, other general and administrative costs; and (iv) any taxes (other than income taxes, gross receipt taxes and similar taxes) incurred by Rentech or its affiliates for the services provided under the agreement. In accordance with the services agreement, Rentech billed the Partnership $5.2 million for the three months ended June 30, 2015, and $1.6 million for the same period in the prior year.  Rentech billed the Partnership $7.1 million for the six months ended June 30, 2015, and $4.2 million for the same period in the prior year. In 2015, a vendor was billing directly to Rentech, instead of the Partnership.

Note 14 — Subsequent Events

Distributions

The Partnership declared a cash distribution to its common unitholders for the second quarter of 2015 of $1.00 per unit, which will result in total distributions in the amount of $39.1 million, including payments to phantom unitholders. The cash distribution will be paid on August 28, 2015 to unitholders of record at the close of business on August 21, 2015.

Proposed Merger

On August 9, 2015, the Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which the Partnership and the General Partner will merge with affiliates of CVR Partners, L.P. (“CVR Partners”), and the Partnership will cease to be a public company and will become a wholly-owned subsidiary of CVR Partners (the “Merger”). Upon closing of the Merger, each outstanding unit of the Partnership will be exchanged for 1.04 common units of CVR Partners and $2.57 in cash. The Merger Agreement contemplates that the Partnership will either sell its Pasadena Facility to a third party or spin-out ownership of the Pasadena Facility to the Partnership unitholders prior to the closing of the Merger. The merger consideration therefore does not include any consideration attributable to the Pasadena Facility. Consummation of the Merger is subject to certain conditions, including approval from our unitholders, the effectiveness of a registration statement on Form S-4 relating to the unit component of the merger consideration and the expiration or termination of any waiting periods under applicable antitrust and competition laws. The Merger Agreement includes customary termination provisions, including a provision allowing RNP to terminate the Merger Agreement to enter into a “superior proposal” upon payment of a termination fee. Rentech, Inc. has agreed, subject to certain terms and conditions, to vote its approximately 60% stake in the Partnership in favor of the transaction. Subject to satisfaction of the closing conditions and receipt of the required approvals, it is expected that the Merger will close in the fourth calendar quarter of 2015.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements”. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in “Part I—Item 1A. Risk Factors” in the Annual Report and from time to time in our periodic reports and registration statements filed with the SEC. Such risks and uncertainties include, among other things:

•	our ability to make cash distributions on our common units;
•	our ability to improve results of operations at our Pasadena Facility;
•	the volatile nature of our business, our ability to remain profitable and the variable nature of our cash distributions;
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

Our operating results to date in 2015 have been affected by both negative and positive factors. Although operating results at the Pasadena Facility have improved to positive EBITDA, we recorded a large asset impairment of $101.8 million for our Pasadena Facility due to our conclusion that our process to evaluate strategic alternatives made it more likely than not that that facility would be sold before the end of its economic life. This conclusion required the consideration of estimated proceeds from such a sale in the estimate of future cash flows used to calculate the fair value of the facility. Our East Dubuque Facility has improved its production levels and delivered operating results significantly better than those in 2014 periods, and benefitted from the receipt of $4.4 million of insurance proceeds from claims under coverage for business interruption related to the fire that occurred in 2013. We expect our current sources of liquidity to be adequate with substantial cushions in place.

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

FACTORS AFFECTING RESULTS OF OPERATIONS

Seasonality

Our East Dubuque Facility

Our business is seasonal, based on planting, growing and harvesting cycles. Consequently, operating results for the interim periods do not necessarily indicate expected results for the year. The following table shows product tonnage shipped by our East Dubuque Facility by quarter for the six months ended June 30, 2015 and for each comparable quarter in the years ended December 31, 2014, 2013 and 2012.

	2015	2014	2013	2012
	(in thousands)
Quarter ended March 31	111	92	110	92
Quarter ended June 30	178	193	144	160
Quarter ended September 30	n/a	145	176	180
Quarter ended December 31	n/a	137	70	133
Total Tons Shipped	289	567	500	565

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

Our Pasadena Facility

Significant seasonality and weather factors affect demand, pricing and timing of deliveries for, our Pasadena Facility’s domestic agricultural products. Domestic prices for ammonium sulfate and ammonium thiosulfate normally reach their highest point in the spring, decreasing in the summer, and increasing again in the fall. Sales prices of these products are adjusted seasonally in order to facilitate distribution of the products throughout the year. Sales to Australia, Brazil and New Zealand may partially offset this domestic seasonal pattern because they are in the southern hemisphere. We operate the ammonium sulfate plant at our Pasadena Facility throughout the year to the extent that there is available storage capacity and demand at targeted sales prices for this product. We have 60,000 tons of storage capacity for ammonium sulfate at the facility. We also have an arrangement with IOC that permits us to store approximately 60,000 tons of ammonium sulfate at IOC-controlled terminals, which are located near our end customers. We manage our storage capacity by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity were to be insufficient, we would be forced to reduce or cease production of the product until capacity became available. Our Pasadena Facility’s fertilizer products are typically sold on the spot market for immediate delivery and, to a much lesser extent, under prepaid contracts for future delivery at fixed prices. The following table shows product tonnage shipped by our Pasadena Facility by quarter for the six months ended June 30, 2015 and for each quarter in the years ended December 31, 2014 and 2013.

	2015	2014	2013
	(in thousands)
Quarter ended March 31	163	155	110
Quarter ended June 30	167	215	178
Quarter ended September 30	n/a	205	202
Quarter ended December 31	n/a	176	140
Total Tons Shipped	330	751	630

SELECTED FINANCIAL DATA

The following table includes selected summary financial data for the three and six months ended June 30, 2015 and 2014. The data below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except for per unit data, product pricing, $ per MMBtu and on-stream factors)
STATEMENTS OF OPERATIONS DATA
Revenues	$109,853	$113,609	$179,027	$169,889
Cost of sales	$65,127	$85,390	$115,518	$127,906
Gross profit	$44,726	$28,219	$63,509	$41,983
Operating income (loss)	$(62,067)	$(4,090)	$(48,045)	$4,069
Other expenses, net	$4,135	$4,809	$9,166	$9,813
Loss before income taxes	$(66,202)	$(8,899)	$(57,211)	$(5,744)
Income tax expense	$9	$25	$47	$55
Net loss	$(66,211)	$(8,924)	$(57,258)	$(5,799)
Net loss per common unit - Basic	$(1.70)	$(0.23)	$(1.47)	$(0.15)
Net loss per common unit - Diluted	$(1.70)	$(0.23)	$(1.47)	$(0.15)
Weighted-average units used to compute net loss per common unit:
Basic	38,915	38,891	38,914	38,890
Diluted	38,915	38,891	38,914	38,890
FINANCIAL AND OTHER DATA
Adjusted EBITDA(1)	$47,659	$30,741	$66,824	$42,204
Cash available for distribution(1)	$38,928	$5,056	$52,937	$8,167
Cash available for distribution, per unit(1)	$1.00	$0.13	$1.36	$0.21
KEY OPERATING DATA
Products sold (tons):
Ammonia(2)	79	72	110	79
UAN(2)	62	82	110	131
Ammonium sulfate(3)	116	174	218	286
Products pricing (dollars per ton):
Ammonia(2)	$580	$548	$564	$547
UAN(2)	$286	$309	$278	$292
Ammonium sulfate(3)	$273	$202	$260	$197
Production (tons):
Ammonia(2)	89	85	172	163
UAN(2)	69	71	139	150
Ammonium sulfate(3)	133	144	262	290
Natural gas used in production(2):
Volume (MMBtu)	3,169	3,030	6,191	5,888
Pricing ($ per MMBtu)	$3.27	$4.99	$3.96	$5.08
Natural gas in cost of sales(2):
Volume (MMBtu)	4,050	4,100	6,236	5,621
Pricing ($ per MMBtu)	$3.72	$5.21	$3.67	$5.23
On-stream factors(4):
Ammonia(2)	100.0%	100.0%	100.0%	100.0%
UAN(2)	100.0%	100.0%	100.0%	98.9%
Ammonium sulfate(3) (5)	86.1%	81.9%	87.5%	81.5%

	As of June 30, 2015	As of December 31, 2014
	(in thousands)
BALANCE SHEET DATA
Cash	$38,501	$28,028
Working capital	$43,743	$14,499
Construction in progress	$12,726	$47,758
Total assets	$328,045	$414,316
Debt	$344,000	$335,000
Total long-term liabilities	$350,964	$342,147
Total partners' capital (deficit)	$(73,468)	$8,891

(1)

Adjusted EBITDA, which is a non-GAAP financial measure, is defined as net income (loss) plus net interest expense and other financing costs, income tax expense, depreciation and amortization and unusual items, like impairment charges. We calculate cash available for distribution as used in this table as Adjusted EBITDA plus non-cash compensation expense and distribution of cash reserves, less the sum of maintenance capital expenditures not funded by financing proceeds, net interest expense and other debt service and cash reserved for working capital purposes. Adjusted EBITDA and cash available for distribution are used as supplemental financial measures by management and by external users of our consolidated financial statements, such as investors and commercial banks, to assess:

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

The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to net loss for the periods presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(66,211)	$(8,924)	$(57,258)	$(5,799)
Add:
Net interest expense	5,546	4,809	10,574	9,813
Pasadena asset impairment	101,772	—	101,772	—
Pasadena goodwill impairment	—	27,202	—	27,202
Income tax expense	9	25	47	55
Depreciation and amortization	7,954	7,629	13,097	10,933
Other	(1,411)	—	(1,408)	—
Adjusted EBITDA	$47,659	$30,741	$66,824	$42,204

The table below reconciles cash available for distribution to Adjusted EBITDA, both of which are non-GAAP financial measures, for the periods presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per unit data)
Adjusted EBITDA	$47,659	$30,741	$66,824	$42,204
Plus: Non-cash compensation expense	387	379	713	875
Less: Maintenance capital expenditures(a)	(3,374)	(3,178)	(5,262)	(5,672)
Less: Net interest expense	(5,546)	(4,809)	(10,574)	(9,813)
Less: Cash reserved for working capital purposes	(198)	(18,077)	(198)	(19,427)
Plus: Distributions of cash reserves	—	—	1,434	—
Cash available for distribution	$38,928	$5,056	$52,937	$8,167
Cash available for distribution, per unit	$1.00	$0.13	$1.36	$0.21
Common units outstanding	38,928	38,893	38,924	38,890

(a)	Excludes maintenance capital expenditures at our Pasadena Facility funded by debt in the amount of $7.2 million for the three months ended June 30, 2014.
(2)	Key operating data for the East Dubuque Facility.
(3)	Key operating data for the Pasadena Facility.
(4)	The respective on-stream factors for the ammonia, UAN and ammonium sulfate plant equal the total days the applicable plant operated in any given period, divided by the total days in that period.
(5)	The ammonium sulfate plant is typically out of service for 12 to 14 hours per week for regular maintenance.

Business Segments

We operate in two business segments, which are East Dubuque and Pasadena. See “Note 11 — Segment Information” in “Part I—Item 1. Financial Statements” in this report for more information on the description of the segments.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues
East Dubuque	$72,060	$73,943	$108,812	$102,434
Pasadena	37,793	39,666	70,215	67,455
Total revenues	$109,853	$113,609	$179,027	$169,889
Gross profit (loss)
East Dubuque	$42,680	$32,952	$60,121	$45,350
Pasadena	2,046	(4,733)	3,388	(3,367)
Total gross profit	$44,726	$28,219	$63,509	$41,983
Operating income (loss)
East Dubuque	$41,184	$31,598	$57,214	$42,832
Pasadena	(100,929)	(33,519)	(100,743)	(34,278)
Total segment operating income (loss)	$(59,745)	$(1,921)	$(43,529)	$8,554
Net income (loss)
East Dubuque	$41,197	$31,578	$57,219	$42,787
Pasadena	(99,526)	(33,546)	(99,363)	(34,332)
Total segment net income (loss)	$(58,329)	$(1,968)	$(42,144)	$8,455
Reconciliation of segment net income (loss) to consolidated net loss:
Segment net income (loss)	$(58,329)	$(1,968)	$(42,144)	$8,455
Partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,322)	(2,169)	(4,516)	(4,485)
Partnership and unallocated expenses recorded as other expense	(31)	—	(60)	—
Unallocated interest expense	(5,529)	(4,787)	(10,538)	(9,769)
Consolidated net loss	$(66,211)	$(8,924)	$(57,258)	$(5,799)

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

Partnership and unallocated expenses recorded as selling, general and administrative expenses for the three months ended June 30, 2015 were $2.3 million, compared to $2.2 million for the same period in the prior year. Non-cash unit–based compensation expense, recorded in selling, general and administrative expenses, was $0.4 million for each of the three months ended June 30, 2015 and 2014. Partnership and unallocated expenses recorded as selling, general and administrative expenses for each of the six months ended June 30, 2015 and 2014 were $4.5 million.  Non-cash unit-based compensation expense, recorded in selling, general and administrative expenses, was $0.7 million for the six months ended June 30, 2015, compared to $0.9 million for the same period in the prior year.

East Dubuque

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014:

Revenues

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Product shipments	$71,917	$73,825	$108,558	$97,798
Other	143	118	254	4,636
Total revenues - East Dubuque	$72,060	$73,943	$108,812	$102,434

	For the Three Months Ended June 30, 2015		For the Three Months Ended June 30, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	79	$46,032	72	$39,705
UAN	62	17,605	82	25,329
Urea (liquid and granular)	17	6,719	14	6,989
Carbon dioxide (CO2)	18	594	22	742
Nitric acid	2	967	3	1,060
Other	N/A	143	N/A	118
Total - East Dubuque	178	$72,060	193	$73,943

	For the Six Months Ended June 30, 2015		For the Six Months Ended June 30, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	110	$61,930	79	$43,240
UAN	110	30,479	131	38,353
Urea (liquid and granular)	33	13,548	27	12,729
Carbon dioxide (CO2)	32	1,082	42	1,435
Nitric acid	4	1,519	6	2,041
Other	N/A	254	N/A	4,636
Total - East Dubuque	289	$108,812	285	$102,434

We generate revenue from the sale of nitrogen fertilizer products manufactured at our East Dubuque Facility. Our East Dubuque Facility produces ammonia, UAN, liquid and granular urea, which are nitrogen fertilizers that use natural gas as a feedstock. We also produce nitric acid and food-grade CO2. Nitrogen fertilizer products are used primarily in the production of corn. Revenues are seasonal based on the planting, growing, and harvesting cycles.

Revenues for the three months ended June 30, 2015 were $72.1 million, compared to $73.9 million for the same period in the prior year. The decrease was primarily due to lower sales volumes and prices for UAN, partially offset by higher sales volumes and prices for ammonia. Revenues for the six months ended June 30, 2015 were $108.8 million, compared to $102.4 million for the same period last year. The increase was primarily due to higher sales volumes and prices for ammonia, partially offset by lower sales volumes and prices for UAN, and lower natural gas sales.

Ammonia deliveries increased due to strong demand from agricultural and industrial customers and an increase in production, due to expansion, leading into the spring planting season. Volumes were low in 2014 because production was interrupted by a planned turnaround and a fire in the fourth quarter of 2013, and production was purposely reduced in order to sell natural gas at high prices in the first quarter of 2014. UAN deliveries decreased due to greater demand for ammonia and lower priced urea, and wet conditions during the UAN application period.

Average sales prices per ton for the three months ended June 30, 2015 were 6% higher for ammonia and 7% lower for UAN, as compared with the same period in the prior year. These two products comprised 88% of our East Dubuque Facility’s revenues for the three months ended June 30, 2015 and 88% for the same period last year. Average sales prices per ton for the six months ended June 30, 2015 were 3% higher for ammonia and 5% lower for UAN, as compared with the same period last year. These two products comprised 85% of our East Dubuque Facility’s revenues for the six months ended June 30, 2015 and 80% for the same period last year. The increase in ammonia prices is due primarily to an increase in demand due to ideal conditions for applying ammonia. The decrease in UAN prices is due primarily to lower demand for UAN.

Other revenues consist of natural gas sales and nitrous oxide emission reduction credits. We occasionally sell natural gas when purchase commitments exceed production requirements or storage capacities, or when the margin from selling natural gas significantly exceeds the margin from producing additional ammonia. On rare occasions, we have also purchased natural gas with the specific intent of immediately reselling it when local market anomalies create low-risk opportunities for gain.

Cost of Sales

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cost of sales - East Dubuque	$29,380	$40,991	$48,691	$57,084

Cost of sales primarily consists of the cost of natural gas (East Dubuque’s primary feedstock), labor, depreciation and electricity. Cost of sales for the three months ended June 30, 2015 was $29.4 million, compared to $41.0 million for the same period in the prior year. The decrease in the cost of sales was primarily due to business interruption insurance proceeds and a decrease in natural gas and labor costs. During the three months ended June 30, 2015, we received $4.4 million in business interruption insurance proceeds relating to the 2013 fire. The decrease in natural gas costs was due to a $1.7 million unrealized gain on natural gas derivatives and a decrease in natural gas costs. Labor costs decreased due to lower sales volumes for UAN. Natural gas comprised 51% and labor costs comprised 16% of cost of sales on product shipments for the three months ended June 30, 2015. For the same period in the prior year, natural gas was 51% and labor was 14% of cost of sales.

Depreciation expense included in cost of sales was $5.3 million for the three months ended June 30, 2015 and $5.1 million for the same period in the prior year.

Cost of sales for the six months ended June 30, 2015 was $48.7 million compared to $57.1 million for the same period last year. The decrease in cost of sales was primarily due to business interruption insurance proceeds and a decrease in natural gas costs. Decreased natural gas costs were due to a $4.2 million unrealized gain on natural gas derivatives and a decrease in natural gas costs. Natural gas comprised 47% and labor costs comprised 17% of cost of sales on product shipments for the six months ended June 30, 2015. For the same period in the prior year, natural gas was 51% and labor costs were 15% of cost of sales.

Depreciation expense included in cost of sales was $8.6 million for the six months ended June 30, 2015 and $7.3 million for the same period in the prior year. The increase in depreciation expense included in cost of sales was primarily due to the increase in ammonia sales volumes.

Gross Profit

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Gross profit - East Dubuque	$42,680	$32,952	$60,121	$45,350

Gross profit was $42.7 million for the three months ended June 30, 2015, compared to $33.0 million for the same period in the prior year. Gross profit margin was 59% for the three months ended June 30, 2015, compared to 45% for the same period in the prior year. Gross profit was $60.1 million for the six months ended June 30, 2015, compared to $45.4 million for the same period in the prior year. Gross profit margin was 55% for the six months ended June 30, 2015, compared to 44% for the same period in the prior year. The increases in gross profit and gross margin were primarily due to higher sales volumes and prices for ammonia, business interruption insurance proceeds and unrealized gains on natural gas derivatives, partially offset by lower sales volumes and prices for UAN. Gross profit margin, without business interruption insurance proceeds and natural gas derivatives, was 51% for the three months ended June 30, 2015, compared to 45%, without natural gas derivatives, for the same period in the prior year. Gross profit margin, without business interruption insurance proceeds and natural gas derivatives, was 47% for the six months ended June 30, 2015, compared to 45%, without natural gas derivatives, for the same period in the prior year.

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

Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Operating expenses:
Selling, general and administrative	$1,000	$1,088	$2,346	$2,221
Depreciation and amortization	65	38	134	75
Other	432	228	428	222
Total operating expenses - East Dubuque	$1,497	$1,354	$2,908	$2,518

Operating expenses were $1.5 million for the three months ended June 30, 2015, compared to $1.4 million for the three months ended June 30, 2014. Operating expenses were $2.9 million for the six months ended June 30, 2015, compared to $2.5 million for the six months ended June 30, 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three-month period ended June 30, 2015 were $1.0 million, compared to $1.1 million for the same period in the prior year. Selling, general and administrative expenses for the six-month period ended June 30, 2015 were $2.3 million, compared to $2.2 million for the same period in the prior year.

Depreciation and Amortization. Depreciation expense included in operating expense was $0.1 million for the three months ended June 30, 2015, compared to $38,000 for the same period in the prior year. Depreciation expense included in operating expense was $0.1 million for each of the six months ended June 30, 2015 and 2014. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on production volumes and ending inventory levels. However, a portion of depreciation expense was associated with assets supporting general and administrative functions and was recorded in operating expense.

Operating Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Operating income - East Dubuque	$41,184	$31,598	$57,214	$42,832

Operating income was $41.2 million for the three months ended June 30, 2015, compared to $31.6 million for the same period in the prior year. Operating income was $57.2 million for the six months ended June 30, 2015, compared to $42.8 million for the same period in the prior year.  The increases were primarily due to higher sales volumes and prices for ammonia, business interruption insurance proceeds and unrealized gains on natural gas derivatives, partially offset by lower sales volumes and prices for UAN.

Pasadena

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014:

Revenues

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues - Pasadena	$37,793	$39,666	$70,215	$67,455

	For the Three Months Ended June 30, 2015		For the Three Months Ended June 30, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	116	$31,528	174	$35,074
Sulfuric acid	36	2,961	20	1,902
Ammonium thiosulfate	15	2,868	21	2,232
Other	N/A	436	N/A	458
Total - Pasadena	167	$37,793	215	$39,666

	For the Six Months Ended June 30, 2015		For the Six Months Ended June 30, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	218	$56,643	286	$56,468
Sulfuric acid	74	6,326	41	3,673
Ammonium thiosulfate	38	6,271	43	6,332
Other	N/A	975	N/A	982
Total - Pasadena	330	$70,215	370	$67,455

We generate revenue from sales of nitrogen fertilizer and other products manufactured at our Pasadena Facility. The facility produces ammonium sulfate and ammonium thiosulfate, which are nitrogen fertilizers, as well as sulfuric acid. These fertilizer products are used in growing corn, soybeans, potatoes, cotton, canola, alfalfa and wheat. Revenues from domestic sales are seasonal based on planting, growing, and harvesting cycles. Planting seasons in the Southern Hemisphere are typically opposite those in the United States, thus ammonium sulfate international sales partially offset domestic seasonality.

Revenues for the three months ended June 30, 2015 were $37.8 million, compared to $39.7 million for the same period in the prior year. The decrease was due to lower sales volumes for ammonium sulfate and ammonium thiosulfate, and lower sales prices for sulfuric acid, partially offset by higher sales prices for ammonium sulfate and ammonium thiosulfate, and higher sales volumes for sulfuric acid. Revenues for the six months ended June 30, 2015 were $70.2 million, compared to $67.5 million for the same period in the prior year. The increase was due to higher sales prices for ammonium sulfate and ammonium thiosulfate, and higher sales volumes for sulfuric acid, partially offset by lower sales volumes for ammonium sulfate and ammonium thiosulfate, and lower sales prices for sulfuric acid.

Average sales prices per ton increased by 35% for ammonium sulfate and decreased by 12% for sulfuric acid for the three months ended June 30, 2015 as compared with the same period in the prior year. These two products comprised 91% of our Pasadena Facility’s revenues for the three months ended June 30, 2015 and 93% for the same period in the prior year. Average sales price per ton increased by 32% for ammonium sulfate and decreased by 5% for sulfuric acid for the six months ended June 30, 2015 as compared with the same period in the prior year.  These two products comprised 90% of our Pasadena Facility’s revenues for the six months ended June 30, 2015 and 89% for the same period in the prior year. Ammonium sulfate sales prices increased due to a higher percentage of sales in the domestic market; continued demand for ammonium sulfate as retailers move away from ammonium nitrate; and production issues at other North American facilities. As part of our restructuring plan, we reduced our historically low-margin sales to Brazil. No ammonium sulfate sales were to Brazil during the three months ended June 30, 2015, while 36% of ammonium sulfate sales were to Brazil during the three months ended June 30, 2014. Only 2% of ammonium sulfate sales were to Brazil during the six months ended June 30, 2015, while 37% of ammonium sulfate sales were to Brazil during the six months ended June 30, 2014.

The higher sales volumes for sulfuric acid and lower sales volumes for ammonium sulfate were the result of our restructuring plan implemented in late 2014. In addition to reducing sales to Brazil, the restructuring plan included reducing expected annual production of ammonium sulfate by approximately 25 percent, to 500,000 tons. Sulfuric acid is a component in the production of ammonium sulfate. With reduced production of ammonium sulfate, less sulfuric acid is needed, which results in more sulfuric acid being available for sale.

During the second quarter of 2015, the sulfuric acid plant operated at reduced rates, due to a crack on the boiler exit duct. The crack was repaired during planned downtime in July 2015, and the sulfuric acid plant has subsequently operated at full rates.

Cost of Sales

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cost of sales - Pasadena	$35,747	$44,399	$66,827	$70,822

Cost of sales primarily consists of the cost of ammonia, sulfur, labor, depreciation and electricity. Cost of sales for the three months ended June 30, 2015 was $35.7 million, compared to $44.4 million for the same period in the prior year. The decrease in cost of sales was primarily due to selling a lower volume of ammonium sulfate and ammonium thiosulfate, partially offset by selling a higher volume of sulfuric acid and higher unit prices for sulfur. Ammonia and sulfur together comprised 58% of cost of sales for the three months ended June 30, 2015, compared to 55% for the same period in the prior year. Labor costs comprised 9% of cost of sales for each of the three months ended June 30, 2015 and 2014. For the three months ended June 30, 2015, we wrote down our ammonium sulfate inventory by $1.0 million because production costs exceeded net realizable value. During the same period in the prior year, we wrote down our ammonium sulfate inventory by $2.8 million.

Depreciation expense included in cost of sales was $2.2 million for the three months ended June 30, 2015 and $2.1 million for the same period in the prior year.

Cost of sales for the six months ended June 30, 2015 was $66.8 million, compared to $70.8 million for the same period last year. The decrease in cost of sales was primarily due to selling a lower volume of ammonium sulfate and ammonium thiosulfate, partially offset by selling a higher volume of sulfuric acid and higher unit prices for sulfur. Ammonia and sulfur together comprised 62% of cost of sales for the six months ended June 30, 2015 and 61% for the same period in the prior year. Labor costs comprised 8% of cost of sales for each of the six months ended June 30, 2015 and 2014. For the six months ended June 30, 2015, we wrote down our ammonium sulfate inventory by $1.0 million. During the same period in the prior year, we wrote down our ammonium sulfate inventory by $2.8 million.

Depreciation expense included in cost of sales was $3.7 million for the three months ended June 30, 2015 and $2.9 million for the same period in the prior year. The increase in depreciation expense was primarily due to an increase in property, plant and equipment resulting from the completion of the power generation project in the first quarter of 2015 and the sulfuric acid converter project in 2014.

Gross Profit

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Gross profit (loss) - Pasadena	$2,046	$(4,733)	$3,388	$(3,367)

Gross profit was $2.0 million for the three months ended June 30, 2015, compared to a gross loss of $4.7 million for the same period in the prior year. Gross profit margin for the three months ended June 30, 2015 was 5%, compared to gross loss margin of 12% for the same period in the prior year.  Gross profit was $3.4 million for the six months ended June 30, 2015, compared to a gross loss of $3.4 million for the same period in the prior year.  Gross profit margin for the six months ended June 30, 2015 was 5%, compared to gross loss margin of 5% for the same period in the prior year. The increases in gross profit and gross profit margins were primarily due to higher sales prices for ammonium sulfate and ammonium thiosulfate, higher sales volumes for sulfuric acid and a decrease in the write down of inventories.

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

Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Operating expenses:
Selling, general and administrative	$844	$1,247	$1,640	$3,076
Depreciation and amortization	359	337	719	633
Pasadena asset impairment	101,772	—	101,772	—
Pasadena goodwill impairment	—	27,202	—	27,202
Total operating expenses - Pasadena	$102,975	$28,786	$104,131	$30,911

Operating expenses were comprised primarily of selling, general and administrative expenses, depreciation and amortization expense and impairment charges. Operating expenses were $103.0 million for the three months ended June 30, 2015, compared to $28.8 million for the same period in the prior year. Operating expenses were $104.1 million for the six months ended June 30, 2015, compared to $30.9 million for the same period in the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2015 were $0.8 million, compared to $1.2 million for the same period in the prior year. Selling, general and administrative expenses for the six months ended June 30, 2015 were $1.6 million, compared to $3.1 million for the same period in the prior year. The decreases were primarily due to our 2014 restructuring.

Depreciation and Amortization. Depreciation and amortization expense included in operating expense was $0.4 million for the three months ended June 30, 2015, compared to $0.3 million for the same period in the prior year. Depreciation and amortization expense included in operating expenses was $0.7 million for the six months ended June 30, 2015, compared to $0.6 million for the same period in the prior year. Depreciation and amortization expense represents primarily amortization of intangible assets. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on production volumes and ending inventory levels.

Pasadena Asset Impairment. Pasadena asset impairment was $101.8 million for the three and six months ended June 30, 2015. The impairment reduced property, plant and equipment by $81.3 million and eliminated intangible assets by $20.5 million. See “Note 6 — Property, Plant and Equipment” to the consolidated financial statements included in “Part I—Item 1. Financial Statements” in this report.

Pasadena Goodwill Impairment. Pasadena goodwill impairment was $27.2 million for the three and six months ended June 30, 2014. There is no remaining goodwill associated with the Pasadena Facility.

Operating Loss

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Operating loss - Pasadena	$(100,929)	$(33,519)	$(100,743)	$(34,278)

Operating loss was $100.9 million for the three months ended June 30, 2015, compared to $33.5 million for the same period in the prior year. Operating loss was $100.7 million for the six months ended June 30, 2015, compared to $34.3 million for the same period in the prior year. The increase in operating loss was primarily due to the asset impairment, partially offset by higher sales prices for ammonium sulfate and ammonium thiosulfate, higher sales volumes for sulfuric acid and a decrease in the write down of inventories and goodwill impairment.

CASH FLOWS

The following table summarizes our consolidated statements of cash flows:

	For the Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$41,967	$27,552
Investing activities	(14,672)	(36,412)
Financing activities	(16,822)	(5,100)
Increase (decrease) in cash	$10,473	$(13,960)

Operating Activities

Revenues were $179.0 million for the six months ended June 30, 2015, compared to $169.9 million for the same period in the prior year. The increase in revenue for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to higher sales volumes for ammonia and sulfuric acid, and higher sales prices for ammonia, ammonium sulfate and ammonium thiosulfate, partially offset by lower sales volumes and prices for UAN, lower sales prices for sulfuric acid and lower sales volumes for ammonium sulfate and ammonium thiosulfate. Deferred revenue decreased $14.1 million during the six months ended June 30, 2015, compared to a decrease of $1.8 million during the same period in the prior year. The decrease in deferred revenue was due to the East Dubuque Facility delivering a significant amount of product under prepaid contracts.

Net cash provided by operating activities for the six months ended June 30, 2015 was $42.0 million. We had net loss of $57.3 million for the six months ended June 30, 2015 including an asset impairment charge of $101.8 million. We also had non-cash unit-based compensation expense relating to our common units of $0.7 million. We had an unrealized gain on natural gas derivatives of $4.2 million relating to our forward purchase natural gas contracts. We received $4.5 million in business interruption insurance proceeds relating to the 2013 fire at our East Dubuque Facility. Inventories increased by $7.0 million during the six months ended June 30, 2015 due to lower sales volumes for UAN.

Net cash provided by operating activities for the six months ended June 30, 2014 was $27.6 million. We had a net loss of $5.8 million for the six months ended June 30, 2014 including a goodwill impairment charge of $27.2 million. Accounts receivable increased by $6.0 million due primarily to increased sales volumes at our facilities and a change in payment terms for a major customer at the Pasadena Facility during the six months ended June 30, 2014. Inventories increased by $3.9 million during the six months ended June 30, 2014 due to the normal seasonality of the East Dubuque Facility’s business, along with the increased production capacity due to the completion of the ammonia expansion project. Inventories also were higher at our Pasadena Facility because of the increased production capacity. Accounts payable increased by $2.6 million due primarily to increased costs of natural gas and electricity at our East Dubuque Facility and ammonia at our Pasadena Facility. These additional costs at both of our facilities were due to increased production as a result of recently completed expansion projects. Accrued interest increased by $0.6 million due to the Notes.

Investing Activities

Net cash used in investing activities was $14.7 million for the six months ended June 30, 2015, compared to $36.4  million for the same period in the prior year. Net cash used in investing activities for the six months ended June 30, 2015 was primarily related to the projects at our East Dubuque Facility. At our East Dubuque Facility, we upgraded a nitric acid compressor train and we are replacing the ammonia synthesis converter. Net cash used in investing activities for the six months ended June 30, 2014 was primarily related to the projects at our East Dubuque Facility and our Pasadena Facility. At our East Dubuque Facility, we were upgrading a nitric acid compressor train and completing our urea expansion project. At our Pasadena Facility, we were replacing our sulfuric acid converter and completing our power generation project.

Financing Activities

Net cash used in financing activities was $16.8 million for the six months ended June 30, 2015, compared to $5.1 million for the same period in the prior year. During the six months ended June 30, 2015, we made distributions of $25.8 million to our unitholders. We also borrowed an additional $9.0 million under the GE Credit Agreement. During the six months ended June 30, 2014, we made distributions of $5.1 million.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, our current assets totaled $94.3 million. Current assets included cash of $38.5 million, accounts receivable of $14.3 million and inventories of $34.7 million. At June 30, 2015, our current liabilities were $50.5 million and our long-term liabilities were $351.0 million, comprised primarily of the Notes.

On February 17, 2015, we announced that our General Partner’s Board has initiated a process to explore and evaluate potential strategic alternatives for the Partnership, which may include a sale of the Partnership, a merger with another party, a sale of some or all of our assets, or another strategic transaction. This process continues, but there can be no assurance that this strategic review process will result in a transaction.

Sources of Capital

Our principal sources of capital have historically been cash from operations, the proceeds of our initial public offering, and borrowings. Our current outstanding debt obligations are the Notes and the GE Credit Agreement. We expect to be able to fund our operating needs, including maintenance capital expenditures, from operating cash flow, cash on hand and borrowings under the GE Credit Agreement, for at least the next 12 months. We expect to fund our announced expansion projects through borrowings under the GE Credit Agreement. If additional expansion projects were to exceed the capacity available under the GE Credit Agreement, we would expect to fund them with new capital.

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

Maintenance capital expenditures for our East Dubuque Facility totaled $3.9 million for the six months ended June 30, 2015 and $4.1 million for the six months ended June 30, 2014. Maintenance capital expenditures for our East Dubuque Facility are expected to be $10.7 million for the year ending December 31, 2015. Expansion capital expenditures for our East Dubuque Facility totaled $7.7 million for the six months ended June 30, 2015 and $4.5 million for the six months ended June 30, 2014. Expansion capital expenditures for our East Dubuque Facility are expected to be $19.0 million for the year ending December 31, 2015, of which $14.1 million is related to the ammonia synthesis converter project.

Maintenance capital expenditures for our Pasadena Facility totaled $1.1 million for the six months ended June 30, 2015 and $12.0 million for the six months ended June 30, 2014. Maintenance capital expenditures for our Pasadena Facility are expected to be $4.0 million for the year ending December 31, 2015. Expansion capital expenditures for our Pasadena Facility totaled $2.1 million for the six months ended June 30, 2015 and $6.7 million for the six months ended June 30, 2014. Expansion capital expenditures for our Pasadena Facility are expected to be $2.1 million for the year ending December 31, 2015, related to the power generation project.

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

The following is a summary of cash distributions paid to common unitholders and holders of phantom units during the six months ended June 30, 2015 for the respective quarter to which the distributions relate:

	December 31, 2014	March 31, 2015	Total Cash Distributions Paid in 2015
	(in thousands, except for per unit amounts)
Distribution to common unitholders - affiliates	$6,975	$8,370	$15,345
Distribution to common unitholders - non-affiliates	4,763	5,714	10,477
Total amount paid	$11,738	$14,084	$25,822
Per common unit	$0.30	$0.36	$0.66
Common and phantom units outstanding	39,127	39,121

We declared a cash distribution to our common unitholders and payments to holders of phantom units for the second quarter of 2015 of $1.00 per common unit or $39.1 million in the aggregate. The cash distribution will be paid on August 28, 2015, to unitholders of record at the close of business on August 21, 2015.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of June 30, 2015 are not materially different from those disclosed in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any material off-balance sheet arrangements as of June 30, 2015.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 2 — Recent Accounting Pronouncements” to the consolidated financial statements, included in “Part I — Item 1. Financial Statements” of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For qualitative and quantitative discussion about market risk, see “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report. As of June 30, 2015, no material changes have occurred in the types or nature of market risk described in our Annual Report.

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

The Partnership, under the supervision and with the participation of the Partnership’s management, including the Partnership’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Partnership’s DCP as of the end of the period covered by this report. As we previously reported in 2014, management identified material weaknesses in internal control over financial reporting, or ICFR, as described below. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective as of June 30, 2015.

Material Weaknesses in Internal Control over Financial Reporting

As we previously reported in 2014, we identified the following material weaknesses that continue to exist as of June 30, 2015. A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective internal controls over (i) the review of the cash flow forecasts used in the accounting for long-lived asset recoverability and goodwill impairment and (ii) the determination of the goodwill impairment charge in accordance with generally accepted accounting principles. Specifically, we did not design and maintain effective internal controls related to determining the fair value of reporting units for the purpose of performing goodwill impairment testing and documenting management’s review of assumptions used in our cash flow forecasts for long-lived asset recoverability and goodwill impairment.

These control deficiencies did not result in a material misstatement to our consolidated financial statements for the quarter ended June 30, 2015. However, these control deficiencies, if unremediated, could, in another reporting period, result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by the controls. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

Previously, we reported on a third material weakness over maintaining documentation supporting management’s review of events and changes in circumstances that indicate it is more likely than not that a goodwill impairment has occurred between annual impairment tests. During the quarter ended June 30, 2015, management has implemented additional controls, including the development and retention of documentation supporting management’s review of events and changes in circumstances that indicate it is more likely than not that a goodwill impairment has occurred between annual impairment tests. Based on management’s evaluation of the design and operating effectiveness of this control, we believe that this material weakness has been remediated.

Plan for Remediation of the Material Weaknesses

We have implemented and are continuing to implement a number of measures to address the material weaknesses identified. Specifically, we are implementing additional controls over documentation and review of the inputs and results of our cash flow forecasts used in our tests for long-lived asset recoverability and goodwill impairment. These controls are expected to include additional review by qualified personnel, additional documentation and the development and use of checklists. We are implementing our remediation plan, and expect the control weaknesses to be remediated in the coming reporting periods, through the operation of the new controls. However, we are unable at this time to estimate when the remediation will be completed.

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

Changes in Internal Control Over Financial Reporting

There were changes in our ICFR during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our ICFR. During the second quarter of 2015, we implemented additional controls, including the development and retention of documentation supporting management’s review of events and changes in circumstances that indicate it is more likely than not that a goodwill impairment has occurred between annual impairment tests.

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

101

The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Partners’ Capital (Deficit), (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH NITROGEN PARTNERS, L.P. BY: RENTECH NITROGEN GP, LLC, ITS GENERAL PARTNER

Dated: August 10, 2015	/s/ Keith B. Forman
Keith B. Forman,
Chief Executive Officer and Director of Rentech Nitrogen GP, LLC

Dated: August 10, 2015	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer of Rentech Nitrogen GP, LLC