Form 10-Q
period 2015-09-30
Rentech Nitrogen Partners, L.P.
filed 2015-11-09
CIK 1525998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, the registrant had 38,929,731 common units outstanding.

RENTECH NITROGEN PARTNERS, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	As of
	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$38,151	$28,028
Accounts receivable	12,194	16,714
Inventories	31,911	27,736
Prepaid expenses and other current assets	6,631	4,942
Other receivables	461	357
Total current assets	89,348	77,777
Property, plant and equipment, net	177,585	259,011
Construction in progress	16,731	47,758
Other assets
Intangible assets	—	21,114
Debt issuance costs	7,273	8,315
Other assets	121	341
Total other assets	7,394	29,770
Total assets	$291,058	$414,316
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$9,316	$14,846
Payable to general partner	4,181	3,035
Accrued liabilities	14,939	14,203
Deferred revenue	37,425	26,700
Accrued interest	9,794	4,494
Total current liabilities	75,655	63,278
Long-term liabilities
Debt	346,500	335,000
Asset retirement obligation	4,420	4,194
Other	2,437	2,953
Total long-term liabilities	353,357	342,147
Total liabilities	429,012	405,425
Commitments and contingencies (Note 8)
Partners' capital (deficit)
Common unitholders: 38,930 and 38,913 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively	(137,971)	8,886
Accumulated other comprehensive income	17	5
General partner's interest	—	—
Total partners' capital (deficit)	(137,954)	8,891
Total liabilities and partners' capital (deficit)	$291,058	$414,316

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Operations

(Amounts in thousands, except per unit data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues	$84,323	$84,163	$263,350	$254,052
Cost of sales	64,961	77,475	180,479	205,381
Gross profit	19,362	6,688	82,871	48,671
Operating expenses
Selling, general and administrative expense	6,719	3,819	15,221	13,601
Depreciation and amortization	95	384	948	1,092
Pasadena asset impairment	32,510	—	134,282	—
Pasadena goodwill impairment	—	—	—	27,202
Other (income ) expense	(13)	304	414	526
Total operating expenses	39,311	4,507	150,865	42,421
Operating income (loss)	(19,949)	2,181	(67,994)	6,250
Other expense, net
Interest expense	(5,570)	(4,624)	(16,144)	(14,437)
Loss on debt extinguishment	—	(635)	—	(635)
Other income (expense), net	(14)	—	1,394	—
Total other expenses, net	(5,584)	(5,259)	(14,750)	(15,072)
Loss before income taxes	(25,533)	(3,078)	(82,744)	(8,822)
Income tax (benefit) expense	(19)	27	28	82
Net loss	$(25,514)	$(3,105)	$(82,772)	$(8,904)
Net loss per common unit allocated to common unitholders - Basic	$(0.66)	$(0.08)	$(2.14)	$(0.23)
Net loss per common unit allocated to common unitholders - Diluted	$(0.66)	$(0.08)	$(2.14)	$(0.23)
Weighted-average units used to compute net loss per common unit:
Basic	38,928	38,905	38,919	38,895
Diluted	38,928	38,905	38,919	38,895

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net loss	$(25,514)	$(3,105)	$(82,772)	$(8,904)
Other comprehensive income (loss), net of tax:
Pension and postretirement plan adjustments	4	(11)	12	(36)
Other comprehensive income (loss)	4	(11)	12	(36)
Comprehensive loss	$(25,510)	$(3,116)	$(82,760)	$(8,940)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statement of Partners’ Capital (Deficit)

(Amounts in thousands)

	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive Income	General Partner	Total Partners' Capital (Deficit)
	(Unaudited)
Balance, December 31, 2014	38,913	$8,886	$5	$—	$8,891
Common units	17	(11)	—	—	(11)
Distributions to common unitholders - affiliates	—	(38,595)	—	—	(38,595)
Distributions to common unitholders - non-affiliates	—	(26,361)	—	—	(26,361)
Unit-based compensation expense	—	882	—	—	882
Net loss	—	(82,772)	—	—	(82,772)
Other comprehensive income	—	—	12	—	12
Balance, September 30, 2015	38,930	$(137,971)	$17	$—	$(137,954)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities
Net loss	$(82,772)	$(8,904)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,569	17,803
Pasadena asset impairment	134,282	—
Pasadena goodwill impairment	—	27,202
Gain on sale of easement	(1,425)	—
Utilization of spare parts	3,073	4,360
Write-down of inventory	1,520	4,557
Non-cash interest expense	973	788
Unit-based compensation	882	1,159
Unrealized (gain) loss on natural gas derivatives	(3,679)	811
Other	652	1,159
Changes in operating assets and liabilities:
Accounts receivable	4,520	(9,053)
Inventories	(5,347)	1,772
Prepaid expenses and other current assets	(1,507)	(2,546)
Other receivables	(104)	866
Other assets	(143)	205
Accounts payable	(4,534)	4,423
Accrued liabilities, accrued payroll and other	5,010	192
Deferred revenue	10,725	27,724
Accrued interest	5,077	5,638
Net cash provided by operating activities	86,772	78,156
Cash flows from investing activities
Capital expenditures	(25,077)	(56,106)
Proceeds from easement	1,425	—
Receipt from Insurance	257	—
Other items	202	(899)
Net cash used in investing activities	(23,193)	(57,005)
Cash flows from financing activities
Proceeds from credit facilities	11,500	—
Distributions to common unitholders - affiliates	(38,595)	(6,045)
Distributions to common unitholders - non-affiliates	(26,361)	(4,118)
Other	—	(987)
Net cash used in financing activities	(53,456)	(11,150)
Increase in cash	10,123	10,001
Cash, beginning of period	28,028	34,060
Cash, end of period	$38,151	$44,061

Excluded from the consolidated statements of cash flows were the effects of certain non-cash investing and financing activities as follows:

	For the Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$4,989	$6,862

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech Nitrogen Partners, L.P. (the “Partnership”) and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Neither authority requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of September 30, 2015, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015 (the “Annual Report”).

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

Proposed Merger

On August 9, 2015, the Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which the Partnership and Rentech Nitrogen GP, LLC (the “General Partner”) will merge with affiliates of CVR Partners, L.P. (“CVR Partners”), and the Partnership will cease to be a public company and will become a wholly owned subsidiary of CVR Partners (the “Merger”). Upon closing of the Merger, each outstanding unit of the Partnership will be exchanged for 1.04 common units of CVR Partners and $2.57 of cash. The Merger Agreement requires the Partnership to either sell its Pasadena Facility to a third party or spin-out ownership of the Pasadena Facility to the Partnership unitholders prior to the closing of the Merger. The merger consideration therefore does not include any consideration attributable to the Pasadena Facility. Consummation of the Merger is subject to certain conditions, including approval from the Partnership’s unitholders, the effectiveness of a registration statement on Form S-4 relating to the unit component of the merger consideration and the sale or spin-off of the Pasadena Facility. The Merger Agreement includes customary termination provisions, including a provision allowing RNP to terminate the Merger Agreement in order to accept a superior proposal, as defined in the Merger Agreement, upon payment of a large termination fee. Rentech, Inc. (“Rentech”) has agreed, subject to certain terms and conditions, to vote its Partnership common units, constituting 59.7% of the outstanding common units of the Partnership in favor of the transaction. Subject to satisfaction of the closing conditions and receipt of the required approvals, the Partnership expects that the Merger will close in the first quarter of 2016.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

Note 2 — Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that provides a narrower definition of discontinued operations than under previous guidance. It requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are to be reported in the financial statements as discontinued operations. It also provides guidance on the financial statement presentations and disclosures of discontinued operations. This guidance is effective prospectively for disposals of (or classifications of held-for-sale) components of an entity that occur in annual or interim periods beginning after December 15, 2014. The impact of this guidance is dependent on whether or not future disposals occur.

In May 2014, the FASB issued guidance that will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB approved a one-year deferral of the effective date making the guidance effective for interim and annual reporting periods beginning after December 15, 2017. In addition, the FASB will continue to permit entities to early adopt the guidance for annual periods beginning on or after December 15, 2016. The Partnership is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosures.

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

In January 2015, the FASB issued guidance that eliminates the concept of extraordinary items. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Partnership has not historically reported any extraordinary items. The Partnership does not expect the adoption of this guidance to have any impact on its consolidated financial position, results of operations or disclosures.

In April 2015, the FASB issued guidance, which would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.As of September 30, 2015, the Partnership had $7.3 million of debt issuance costs that would have been reclassified from assets to liabilities under this guidance. The Partnership does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations or disclosures.

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

In July 2015, the FASB issued guidance that replaces the current lower of cost or market method of measurement for inventory with a lower of cost and net realizable value measurement. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Partnership does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations or disclosures.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements—Continued

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

The following table presents the fair value and carrying value of the Partnership’s borrowings as of September 30, 2015.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Notes	$324,000	$—	$—	$320,000
GE Credit Agreement	—	26,500	—	26,500

The following table presents the fair value and carrying value of the Partnership’s borrowings as of December 31, 2014.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Notes	$310,202	$—	$—	$320,000
GE Credit Agreement	—	15,000	—	15,000

Notes

The $320.0 million of 6.5% second lien senior secured notes due 2021 (the “Notes”) are deemed to be Level 1 financial instruments because there is an active market for such debt. The fair value of such debt was determined based on market prices.

GE Credit Agreement

The credit agreement with General Electric Capital Corporation (the “GE Credit Agreement”) is deemed to be a Level 2 financial instrument because the measurement is based on observable market data. It is concluded that the carrying value of the GE Credit Agreement approximates the fair value of such loan as of September 30, 2015 and December 31, 2014 based on its floating interest rate and the Company’s assessment that the fixed-rate margin is still at market.

The levels within the fair value hierarchy at which the Partnership’s financial instruments have been evaluated have not changed for any of the Partnership’s financial instruments during the three and nine months ended September 30, 2015 and 2014.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

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

Our East Dubuque Facility enters into forward natural gas purchase contracts to reduce its exposure to the fluctuations in natural gas prices. The forward natural gas contracts are deemed to be Level 2 financial instruments because the measurement is based on observable market data. The fair value of such contracts had been determined based on market prices. Gain or loss associated with forward natural gas contracts is recorded in cost of sales on the consolidated statements of operations. The amount of unrealized loss recorded was $0.6 million for the three months ended September 30, 2015. The amount of unrealized gain recorded was $3.7 million for the nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, the amount of unrealized loss recorded was $0.3 million and $0.8 million, respectively. These forward natural gas contracts are recorded either in prepaid expenses and other current assets or in accrued liabilities on the consolidated balance sheets.

	As of
	September 30, 2015		December 31, 2014
	Current Assets	Current Liabilities	Current Liabilities
	(in thousands)
Forward natural gas contracts:
Gross amounts recognized	$91	$(367)	$(3,955)
Gross amounts offset in consolidated balance sheets	—	—	—
Net amounts presented in the consolidated balance sheets	$91	$(367)	$(3,955)

The following table presents the financial instruments that were accounted for at fair value by level as of September 30, 2015 and December 31, 2014.

	Level 1	Level 2	Level 3
	(in thousands)
Assets (Liabilities)
Forward natural gas contracts - September 30, 2015	$—	$(276)	$—
Forward natural gas contracts - December 31, 2014	—	(3,955)	—

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

Note 5 — Inventories

Inventories consisted of the following:

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Finished goods	$29,019	$24,097
Raw materials	2,714	3,493
Other	178	146
Total inventory	$31,911	$27,736

During the three months ended September 30, 2015, the Partnership wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $0.5 million to estimated net realizable value. During the nine months ended September 30, 2015, the Partnership wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $1.5 million to estimated net realizable value. During the three and nine months ended September 30, 2014, the Partnership wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $1.8 million and $4.6 million, respectively, to estimated net realizable value. The various write-downs were reflected in cost of goods sold for the applicable periods.

Note 6 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Land and land improvements	$5,270	$23,184
Buildings and building improvements	14,218	29,747
Machinery and equipment	245,173	290,140
Furniture, fixtures and office equipment	155	316
Computer equipment and computer software	3,045	3,312
Vehicles	181	186
Other	351	1,476
	268,393	348,361
Less: Accumulated depreciation	(90,808)	(89,350)
Total property, plant and equipment, net	$177,585	$259,011

After the Partnership launched and pursued its process to evaluate strategic alternatives, management determined in the second quarter of 2015 that it was more likely than not that the Pasadena Facility would be sold or otherwise disposed of before the end of its previously estimated economic useful life. Although it is more likely than not the Pasadena Facility will be sold, held-for-sale accounting criteria have not been met as management does not have the authority to commit to, and has not committed to, a plan of sale. Because the Pasadena Facility will more likely than not be sold or otherwise disposed of before the end of its previously estimated useful life the Partnership performed an impairment test in the second quarter. Based on the results of the impairment test, management concluded the Pasadena Facility’s carrying value was no longer recoverable and wrote the associated assets down by $101.8 million to their estimated fair values in the second quarter of 2015. The impairment reduced property, plant and equipment by $81.3 million and intangible assets, consisting of technology acquired in the acquisition of the Pasadena Facility, by $20.5 million. Fair value was based on probability weighting various cash flow scenarios using Level 3 inputs, under the applicable accounting guidance. The cash flow scenarios were based on market participant assumptions and indications of value from potential buyers of the Pasadena Facility.

During the third quarter of 2015 the Partnership updated forecasts of operating cash flows, assessed indications of interest from potential buyers, and updated its estimates of the probabilities of each scenario for the Pasadena Facility. As a result, the carrying value was further reduced by recording an asset impairment charge of $32.5 million. For the nine months ended September 30, 2015,

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

impairment charges relating to the Pasadena Facility totaled $134.3 million. Because of changing market conditions, it is reasonably possible that the cash flows ultimately received upon sale could change significantly from our estimate of fair value. There is also no guarantee that the Partnership will ultimately commit to or be able to sell the Pasadena Facility to a third party.

During the nine months ended September 30, 2015, the Partnership received a one-time easement payment of $1.4 million to allow an adjacent property owner to construct some pipelines under the Pasadena Facility.

The construction in progress balance at September 30, 2015 was $16.7 million, which includes $0.4 million of capitalized interest costs. The construction in progress balance represents primarily the costs associated with the ammonia synthesis converter project at the East Dubuque Facility. The construction in progress balance at December 31, 2014 was $47.8 million, which includes $1.7 million of capitalized interest costs, and represents primarily the costs associated with the power generation project at the Pasadena Facility.

Note 7 — Debt

The Partnership’s debt obligations at September 30, 2015 consist of $320.0 million of Notes and $26.5 million in outstanding advances under the GE Credit Agreement. The Partnership’s debt obligations at December 31, 2014 consist of $320.0 million of Notes and $15.0 million in outstanding advances under the GE Credit Agreement. Debt premium, discount and issuance expenses incurred in connection with financing are deferred and amortized on a straight-line basis.

As of September 30, 2015, the Partnership was in compliance with its covenants under the Notes and the GE Credit Agreement.

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

	As of
	September 30, 2015	December 31, 2014
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	4,120	3,188
MMBtus under index-price contracts	155	540
Total MMBtus under contracts	4,275	3,728
Commitments to purchase natural gas	$13,138	$15,568
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$3.07	$4.18

During October 2015, the Partnership entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through May 31, 2016. The total MMBtus associated with these additional forward purchase contracts are 1.2 million and the total amount of the purchase commitments is $3.1 million, resulting in a weighted average rate per MMBtu of $2.65 in these new commitments. The Partnership is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

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

Litigation Relating to the CVR Transaction

On August 29, 2015, Mike Mustard, a purported unitholder of the Partnership, filed a class action complaint on behalf of the public unitholders of the Partnership against the Partnership, the General Partner, Rentech Nitrogen Holdings, Inc., Rentech, CVR Partners, DSHC, LLC, Lux Merger Sub 1 LLC (“Merger Sub 1”) and Lux Merger Sub 2 LLC (“Merger Sub 2”), and the members of the General Partner’s board of directors, in the Court of Chancery of the State of Delaware (the “Mustard Lawsuit”). On October 6, 2015, Jesse Sloan, a purported unitholder of the Partnership, filed a class action complaint on behalf of the public unitholders of the Partnership against the Partnership, the General Partner, CVR Partners, Merger Sub 1, Merger Sub 2 and members of the General Partner’s board of directors in the U.S. District Court for the Northern District of California (the “Sloan Lawsuit” and together with the Mustard Lawsuit, the “Lawsuits”).

The Lawsuits allege, among other things, that the consideration offered by CVR Partners is unfair and inadequate and that, by pursuing the proposed transaction with CVR Partners, the Partnership’s directors have breached their contractual and fiduciary duties to the Partnership’s unitholders.  The Lawsuits also allege that the non-director defendants aided and abetted the director defendants in their purported breach of contractual and fiduciary duties. Furthermore, the Sloan Lawsuit alleges that the registration statement filed with the SEC with respect to the transaction fails to disclose material information leading up to the Merger, fails to disclose or contains misleading disclosures concerning Morgan Stanley & Co. LLC’s financial analyses and fails to disclose or contains misleading disclosure concerning financial projections. The Lawsuits seek to enjoin the Merger.

The Lawsuits are at a preliminary stage. The Partnership cannot predict the outcome of the Lawsuits or any other lawsuit that might be filed with respect to the Merger, nor can it predict the amount of time and expense that will be required to resolve these or other lawsuits. The Partnership believes the Lawsuits are without merit and intend to defend against them vigorously.

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

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

Loss Contingencies

Abeinsa Abener Teyma General Partnership (“Abeinsa”), the engineering, procurement and construction (“EPC”) contractor for the power generation facility at the Pasadena Facility, submitted to RNPLLC in March 2015 approximately $10.0 million of change orders for approval and payment. Under the terms of the EPC contract between RNPLLC and Abeinsa (the “EPC Contract”), RNPLLC must agree to any change order for it to be effective so RNPLLC contested the validity of these change orders and presented its own claims for damages under the EPC Contract to Abeinsa. Through a mediation in late October, the parties agreed in principle to resolve the entire contractual dispute with RNPLLC agreeing to pay Abeinsa $3.5 million by November 30, 2015. The specific terms and conditions of a mutual release and settlement agreement are being negotiated by the parties and the agreement is expected to be signed in the coming days.

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

At September 30, 2015, the Partnership had outstanding 203,844 unit-settled phantom units. Each phantom unit entitles the holder to payments in amounts equal to the amounts of any distributions made to an outstanding unit by the Partnership. Payments to outstanding phantom units are not subtracted from operating cash flow in the calculation of cash available for distribution, but the payments made to phantom unitholders are recorded as distributions for accounting purposes. For information on the announcement of cash distributions refer to “Note 14 — Subsequent Events — Distributions”.

The following is a summary of cash distributions paid to common unitholders and holders of phantom units during the nine months ended September 30, 2015 for the respective quarter to which the distributions relate:

	December 31, 2014	March 31, 2015	June 30, 2015	Total Cash Distributions Paid in 2015
	(in thousands, except for per unit amounts)
Distribution to common unitholders - affiliates	$6,975	$8,370	$23,250	$38,595
Distribution to common unitholders - non-affiliates	4,763	5,714	15,884	26,361
Total amount paid	$11,738	$14,084	$39,134	$64,956
Per common unit	$0.30	$0.36	$1.00	$1.66
Common and phantom units outstanding	39,127	39,121	39,134

Note 10 — Income Taxes

The Partnership and its subsidiaries are not directly subject to federal and state income taxes. Instead, their taxable income or loss is allocated to their individual partners or members. However, the Partnership and its subsidiaries are subject to an Illinois replacement tax, Texas margin tax and California annual minimum franchise tax. For the three months ended September 30, 2015, a Texas margin tax benefit of approximately $19,000 was recorded. For the nine months ended September 30, 2015, a Texas margin tax of approximately $27,000 and a California annual minimum franchise tax expense of $1,000 were recorded. For the three months

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

ended September 30, 2014, a Texas margin tax expense of $27,000 was recorded. For the nine months ended September 30, 2014, California annual minimum franchise tax expense of $1,000 and Texas margin tax expense of $81,000 were recorded.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues
East Dubuque	$46,804	$46,021	$155,616	$148,455
Pasadena	37,519	38,142	107,734	105,597
Total revenues	$84,323	$84,163	$263,350	$254,052
Gross profit (loss)
East Dubuque	$18,898	$15,466	$79,019	$60,816
Pasadena	464	(8,778)	3,852	(12,145)
Total gross profit	$19,362	$6,688	$82,871	$48,671
Selling, general and administrative expenses
East Dubuque	$1,088	$956	$3,434	$3,177
Pasadena	1,133	1,071	2,773	4,147
Total segment selling, general and administrative expenses	$2,221	$2,027	$6,207	$7,324
Depreciation and amortization
East Dubuque	$70	$47	$204	$122
Pasadena	25	337	744	970
Total segment depreciation and amortization recorded in operating expenses	95	384	948	1,092
East Dubuque	4,791	4,333	13,345	11,655
Pasadena	1,584	2,153	5,269	5,056
Total depreciation and amortization recorded in cost of sales	6,375	6,486	18,614	16,711
Total segment depreciation and amortization	$6,470	$6,870	$19,562	$17,803
Other operating expenses
East Dubuque	$(13)	$304	$414	$526
Pasadena	32,510	—	134,282	27,202
Total segment other operating expenses	$32,497	$304	$134,696	$27,728
Operating income (loss)
East Dubuque	$17,753	$14,159	$74,967	$56,991
Pasadena	(33,204)	(10,186)	(133,947)	(44,464)
Total segment operating income (loss)	$(15,451)	$3,973	$(58,980)	$12,527
Interest expense
East Dubuque	$16	$20	$52	$64
Pasadena	—	—	—	—
Total segment interest expense	$16	$20	$52	$64
Net income (loss)
East Dubuque	$17,754	$14,139	$74,973	$56,926
Pasadena	(33,187)	(10,213)	(132,550)	(44,545)
Total segment net income (loss)	$(15,433)	$3,926	$(57,577)	$12,381
Reconciliation of segment net income (loss) to consolidated net income (loss):
Segment net income (loss)	$(15,433)	$3,926	$(57,577)	$12,381
Partnership and unallocated expenses recorded as selling, general and administrative expenses	(4,498)	(1,792)	(9,014)	(6,277)
Partnership and unallocated expenses recorded as other expense	(29)	(635)	(89)	(635)
Unallocated interest expense	(5,554)	(4,604)	(16,092)	(14,373)
Consolidated net loss	$(25,514)	$(3,105)	$(82,772)	$(8,904)

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Total assets
East Dubuque	$188,715	$186,508
Pasadena	67,054	193,737
Total segment assets	$255,769	$380,245
Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$255,769	$380,245
Partnership and other	35,289	34,071
Consolidated total assets	$291,058	$414,316

	For the Nine Months Ended September 30,
	2015	2014
	(in thousands)
Capital expenditures
East Dubuque	$18,827	$16,413
Pasadena	6,250	39,693
Partnership and other	—	—
Total capital expenditures	$25,077	$56,106

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

The following table sets forth the computation of basic and diluted net loss per common unit:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except for per unit data)
Numerator:
Net loss	$(25,514)	$(3,105)	$(82,772)	$(8,904)
Less: Income allocated to unvested units	206	25	348	50
Net loss allocated to common unitholders	$(25,720)	$(3,130)	$(83,120)	$(8,954)
Denominator:
Weighted average common units outstanding	38,928	38,905	38,919	38,895
Effect of dilutive units:
Phantom units	—	—	—	—
Diluted units outstanding	38,928	38,905	38,919	38,895
Basic net loss per common unit	$(0.66)	$(0.08)	$(2.14)	$(0.23)
Diluted net loss per common unit	$(0.66)	$(0.08)	$(2.14)	$(0.23)

For the three and nine months ended September 30, 2015, 203,844 phantom units were excluded from the calculation of diluted net loss per common unit because their inclusion would have been anti-dilutive. For the three and nine months ended September 30,

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

2014, 203,000 phantom units were excluded from the calculation of diluted net loss per common unit because their inclusion would have been anti-dilutive.

Note 13 — Related Parties

The Partnership, the General Partner and Rentech have entered into a services agreement, pursuant to which the Partnership and the General Partner obtain certain management and other services from Rentech. Under the services agreement, the Partnership, its subsidiaries and the General Partner are obligated to reimburse Rentech for (i) all costs, excluding share-based compensation, incurred by Rentech or its affiliates in connection with the employment of its employees who are seconded to the Partnership and who provide the Partnership services under the agreement on a full-time basis; (ii) a prorated share of costs, excluding share-based compensation, incurred by Rentech or its affiliates in connection with the employment of its employees, excluding seconded personnel, who provide the Partnership services under the agreement on a part-time basis, with such prorated share determined by Rentech on a commercially reasonable basis, based on the estimated percent of total working time that such personnel are engaged in performing services for the Partnership; (iii) a prorated share of certain administrative costs, in accordance with the agreement, including office costs, services by outside vendors, other general and administrative costs; and (iv) any taxes (other than income taxes, gross receipt taxes and similar taxes) incurred by Rentech or its affiliates for the services provided under the agreement. In accordance with the services agreement, Rentech billed the Partnership $2.5 million for the three months ended September 30, 2015, and $2.3 million for the same period in the prior year.  Rentech billed the Partnership $9.6 million for the nine months ended September 30, 2015, and $6.5 million for the same period in the prior year. In 2015, a vendor was billing directly to Rentech, instead of the Partnership.

Note 14 — Subsequent Events

Distributions

The Partnership declared a cash distribution to its common unitholders for the third quarter of 2015 of $0.25 per unit, which will result in total distributions in the amount of $9.8 million, including payments to phantom unitholders. The cash distribution will be paid on November 27, 2015 to unitholders of record at the close of business on November 20, 2015.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements”. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in “Part I—Item 1A. Risk Factors” in the Annual Report and from time to time in our periodic reports and registration statements filed with the SEC. Such risks and uncertainties include, among other things:

•	our ability to sell or spin-off the Pasadena Facility and close the Merger of us into CVR Partners;
•	our ability to make cash distributions on our common units;
•	our ability to maintain improved results of operations at our Pasadena Facility;
•	the volatile nature of our business, our ability to remain profitable and the variable nature of our cash distributions;
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

Our operating segments have been affected in different ways by various negative and positive factors in 2015. Although operating results at the Pasadena Facility have improved as compared to recent years, we recorded an asset impairment of $134.3 million. Our East Dubuque Facility has improved its production levels and improved its results since 2014, and benefitted from lower prices of natural gas and $4.6 million of insurance proceeds related to the fire that occurred in 2013. We expect our current sources of liquidity to be adequate with substantial cushions in place.

On August 9, 2015, we entered into the Merger Agreement under which we and the General Partner will merge with CVR Partners, and the Partnership will cease to be a public company and will become a wholly owned subsidiary of CVR Partners. Upon closing of the Merger, each outstanding unit of the Partnership will be exchanged for 1.04 common units of CVR Partners and $2.57 of cash. The Merger Agreement requires us to either sell the Pasadena Facility to a third party or spin-out ownership of the Pasadena Facility to our unitholders prior to closing of the Merger.

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

Expansion Project

We have a current project that will expand the production capabilities at our East Dubuque Facility. We expect to incur significant costs and expenses developing and building such project. Our depreciation expense has increased and we expect our depreciation expense to increase further as we place additional assets into service. Consequently, our operating results may not be comparable for periods before, during and after the construction of any expansion project or other significant capital project.

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

FACTORS AFFECTING RESULTS OF OPERATIONS

Seasonality

Our East Dubuque Facility

Our business is seasonal, based on planting, growing and harvesting cycles. Consequently, operating results for the interim periods do not necessarily indicate expected results for the year. The following table shows product tonnage shipped by our East Dubuque Facility by quarter for the nine months ended September 30, 2015 and for each comparable quarter in the years ended December 31, 2014, 2013 and 2012.

	2015	2014	2013	2012
	(in thousands)
Quarter ended March 31	111	92	110	92
Quarter ended June 30	178	193	144	160
Quarter ended September 30	163	145	176	180
Quarter ended December 31	n/a	137	70	133
Total Tons Shipped	452	567	500	565

We typically ship the highest volume of tons from our East Dubuque Facility during the spring planting season, which occurs during the quarter ending June 30 of each year. The next highest volume of tons shipped is typically in the summer and fall during the quarters ending September 30 and December 31 of each year when customers are filling their tanks for the next application season and applying ammonia after the fall harvest. However, as reflected in the table above, the seasonal patterns may change substantially from year to year due to various circumstances, including timing of or changes in weather. These seasonal increases and decreases in demand also can cause fluctuations in sales prices. In winter seasons with warmer weather, early planting may shift significant ammonia sales into the quarter ending March 31. Wet or cold weather during the normal spring application season can delay deliveries that would normally occur in the spring. Weather conditions can also affect the mix of demand for our products at various times in the year. Certain weather and soil conditions favor the application of ammonia, while other conditions favor the application of UAN solution.

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

Our Pasadena Facility

Significant seasonality and weather factors affect demand, pricing and timing of deliveries for, our Pasadena Facility’s domestic agricultural products. Domestic prices for ammonium sulfate and ammonium thiosulfate normally reach their highest point in the spring, decreasing in the summer, and increasing again in the fall. Sales prices of these products are adjusted seasonally in order to facilitate distribution of the products throughout the year. Sales to Australia, Brazil and New Zealand may partially offset this domestic seasonal pattern because they are in the southern hemisphere. We operate the ammonium sulfate plant at our Pasadena Facility throughout the year to the extent that there is available storage capacity and demand at targeted sales prices for this product. We have 60,000 tons of storage capacity for ammonium sulfate at the facility. We also have an arrangement with IOC that permits us to store approximately 60,000 tons of ammonium sulfate at IOC-controlled terminals, which are located near our end customers. We manage our storage capacity by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity were to be insufficient, we would be forced to reduce or cease production of the product until capacity became available. Our Pasadena Facility’s fertilizer products are typically sold on the spot market for immediate delivery and, to a much lesser extent, under prepaid contracts for future delivery at fixed prices. The following table shows product tonnage shipped by our Pasadena Facility by quarter for the nine months ended September 30, 2015 and for each quarter in the years ended December 31, 2014 and 2013.

	2015	2014	2013
	(in thousands)
Quarter ended March 31	163	155	110
Quarter ended June 30	167	215	178
Quarter ended September 30	188	205	202
Quarter ended December 31	n/a	176	140
Total Tons Shipped	518	751	630

SELECTED FINANCIAL DATA

The following table includes selected summary financial data for the three and nine months ended September 30, 2015 and 2014. The data below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except for per unit data, product pricing, $ per MMBtu and on-stream factors)
STATEMENTS OF OPERATIONS DATA
Revenues	$84,323	$84,163	$263,350	$254,052
Cost of sales	$64,961	$77,475	$180,479	$205,381
Gross profit	$19,362	$6,688	$82,871	$48,671
Operating income (loss)	$(19,949)	$2,181	$(67,994)	$6,250
Other expenses, net	$5,584	$5,259	$14,750	$15,072
Loss before income taxes	$(25,533)	$(3,078)	$(82,744)	$(8,822)
Income tax (benefit) expense	$(19)	$27	$28	$82
Net loss	$(25,514)	$(3,105)	$(82,772)	$(8,904)
Net loss per common unit - Basic	$(0.66)	$(0.08)	$(2.14)	$(0.23)
Net loss per common unit - Diluted	$(0.66)	$(0.08)	$(2.14)	$(0.23)
Weighted-average units used to compute net loss per common unit:
Basic	38,928	38,905	38,919	38,895
Diluted	38,928	38,905	38,919	38,895
FINANCIAL AND OTHER DATA
Adjusted EBITDA(1)	$19,031	$9,051	$85,850	$51,255
Cash available for distribution(1)	$9,732	$1,945	$62,664	$10,112
Cash available for distribution, per unit(1)	$0.25	$0.05	$1.61	$0.26
KEY OPERATING DATA
Products sold (tons):
Ammonia(2)	32	27	142	106
UAN(2)	96	83	206	214
Ammonium sulfate(3)	137	172	355	458
Products pricing (dollars per ton):
Ammonia(2)	$502	$537	$550	$545
UAN(2)	$240	$268	$260	$283
Ammonium sulfate(3)	$226	$197	$247	$197
Production (tons):
Ammonia(2)	81	75	253	238
UAN(2)	69	63	209	213
Ammonium sulfate(3)	132	121	394	411
Natural gas used in production(2):
Volume (MMBtu)	2,964	2,623	9,155	8,511
Pricing ($ per MMBtu)	$3.12	$4.91	$3.69	$5.02
Natural gas in cost of sales(2):
Volume (MMBtu)	3,095	2,800	9,331	8,421
Pricing ($ per MMBtu)	$3.31	$4.97	$3.55	$5.14
On-stream factors(4):
Ammonia(2)	93.5%	89.1%	97.8%	96.3%
UAN(2)	93.5%	90.2%	97.8%	96.0%
Ammonium sulfate(3) (5)	88.1%	85.7%	87.7%	82.9%

	As of September 30, 2015	As of December 31, 2014
	(in thousands)
BALANCE SHEET DATA
Cash	$38,151	$28,028
Working capital	$13,693	$14,499
Construction in progress	$16,731	$47,758
Total assets	$291,058	$414,316
Debt	$346,500	$335,000
Total long-term liabilities	$353,357	$342,147
Total partners' capital (deficit)	$(137,954)	$8,891

(1)

Adjusted EBITDA, which is a non-GAAP financial measure, is defined as net income (loss) plus net interest expense and other financing costs, income tax (benefit) expense, depreciation and amortization and unusual items, like impairment charges. We calculate cash available for distribution as used in this table as Adjusted EBITDA plus non-cash compensation expense and distribution of cash reserves, less the sum of maintenance capital expenditures not funded by financing proceeds, net interest expense and other debt service and cash reserved for working capital purposes. Adjusted EBITDA and cash available for distribution are used as supplemental financial measures by management and by external users of our consolidated financial statements, such as investors and commercial banks, to assess:

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

The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to net loss for the periods presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(25,514)	$(3,105)	$(82,772)	$(8,904)
Add:
Net interest expense	5,570	4,624	16,144	14,437
Pasadena asset impairment	32,510	—	134,282	—
Pasadena goodwill impairment	—	—	—	27,202
Income tax (benefit) expense	(19)	27	28	82
Depreciation and amortization	6,470	6,870	19,562	17,803
Other	14	635	(1,394)	635
Adjusted EBITDA	$19,031	$9,051	$85,850	$51,255

The table below reconciles cash available for distribution to Adjusted EBITDA, both of which are non-GAAP financial measures, for the periods presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per unit data)
Adjusted EBITDA	$19,031	$9,051	$85,850	$51,255
Plus: Non-cash compensation expense	169	284	882	1,159
Less: Maintenance capital expenditures(a)	(3,391)	(7,932)	(8,653)	(13,604)
Less: Net interest expense	(5,570)	(4,624)	(16,144)	(14,437)
Less: Cash reserved for working capital purposes	(507)	—	(705)	(14,261)
Plus: Distributions of cash reserves	—	5,166	1,434	—
Cash available for distribution	$9,732	$1,945	$62,664	$10,112
Cash available for distribution, per unit	$0.25	$0.05	$1.61	$0.26
Common units outstanding	38,930	38,905	38,922	38,905

(a)

Excludes maintenance capital expenditures at our Pasadena Facility funded by debt in the amount of $3.7 million for the three months ended September 30, 2014 and $14.0 million for the nine months ended September 30, 2014.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues
East Dubuque	$46,804	$46,021	$155,616	$148,455
Pasadena	37,519	38,142	107,734	105,597
Total revenues	$84,323	$84,163	$263,350	$254,052
Gross profit (loss)
East Dubuque	$18,898	$15,466	$79,019	$60,816
Pasadena	464	(8,778)	3,852	(12,145)
Total gross profit	$19,362	$6,688	$82,871	$48,671
Operating income (loss)
East Dubuque	$17,753	$14,159	$74,967	$56,991
Pasadena	(33,204)	(10,186)	(133,947)	(44,464)
Total segment operating income (loss)	$(15,451)	$3,973	$(58,980)	$12,527
Net income (loss)
East Dubuque	$17,754	$14,139	$74,973	$56,926
Pasadena	(33,187)	(10,213)	(132,550)	(44,545)
Total segment net income (loss)	$(15,433)	$3,926	$(57,577)	$12,381
Reconciliation of segment net income (loss) to consolidated net income (loss):
Segment net income (loss)	$(15,433)	$3,926	$(57,577)	$12,381
Partnership and unallocated expenses recorded as selling, general and administrative expenses	(4,498)	(1,792)	(9,014)	(6,277)
Partnership and unallocated expenses recorded as other expense	(29)	(635)	(89)	(635)
Unallocated interest expense	(5,554)	(4,604)	(16,092)	(14,373)
Consolidated net loss	$(25,514)	$(3,105)	$(82,772)	$(8,904)

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

Partnership and unallocated expenses recorded as selling, general and administrative expenses for the three months ended September 30, 2015 were $4.5 million, compared to $1.8 million for the same period in the prior year. The increase was primarily due to professional fees related to the Merger. Non-cash unit–based compensation expense, recorded in selling, general and administrative expenses, was $0.2 million for the three months ended September 30, 2015, compared to $0.3 million for the same period in the prior year. Partnership and unallocated expenses recorded as selling, general and administrative expenses for the nine months ended September 30, 2015 were $9.0 million, compared to $6.3 million for the same period in the prior year. The increase was primarily due to professional fees related to the Merger. Non-cash unit-based compensation expense, recorded in selling, general and administrative expenses, was $0.9 million for the nine months ended September 30, 2015, compared to $1.2 million for the same period in the prior year.

East Dubuque

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014:

Revenues

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Product shipments	$46,029	$44,532	$154,587	$142,331
Other	775	1,489	1,029	6,124
Total revenues - East Dubuque	$46,804	$46,021	$155,616	$148,455

	For the Three Months Ended September 30, 2015		For the Three Months Ended September 30, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	32	$15,971	27	$14,641
UAN	96	23,125	83	22,146
Urea (liquid and granular)	14	5,397	13	5,918
Carbon dioxide (CO2)	18	603	19	645
Nitric acid	3	933	4	1,182
Other	N/A	775	N/A	1,489
Total - East Dubuque	163	$46,804	146	$46,021

	For the Nine Months Ended September 30, 2015		For the Nine Months Ended September 30, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	142	$77,901	106	$57,882
UAN	206	53,604	214	60,499
Urea (liquid and granular)	47	18,945	40	18,647
Carbon dioxide (CO2)	50	1,685	61	2,080
Nitric acid	7	2,452	10	3,223
Other	N/A	1,029	N/A	6,124
Total - East Dubuque	452	$155,616	431	$148,455

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

Revenues for the three months ended September 30, 2015 were $46.8 million, compared to $46.0 million for the same period in the prior year. The increase was primarily due to higher sales volumes for ammonia and UAN, partially offset by lower sales prices for almost all products, and lower natural gas sales. Revenues for the nine months ended September 30, 2015 were $155.6 million, compared to $148.5 million for the same period last year. The increase was primarily due to higher sales volumes and prices for ammonia, partially offset by lower sales volumes and prices for UAN, and lower natural gas sales.

Ammonia deliveries increased due to strong demand from agricultural and industrial customers. Volumes were low in 2014 because production was interrupted by a planned turnaround and a fire in the fourth quarter of 2013, and production was purposely reduced in order to sell natural gas at high prices in the first quarter of 2014. UAN deliveries increased between the third quarters of each year due to lower demand in the spring of 2015 due to a significant amount of pre-plant ammonia applied, the availability of lower priced urea, and wet conditions during the UAN application period, pushing UAN sales into the third quarter.

Average sales prices per ton for the three months ended September 30, 2015 were 7% lower for ammonia and 10% lower for UAN, as compared with the same period in the prior year. These two products comprised 84% of our East Dubuque Facility’s revenues for the three months ended September 30, 2015 and 80% for the same period last year. Average sales prices per ton for the nine months ended September 30, 2015 were 1% higher for ammonia and 8% lower for UAN, as compared with the same period last year. These two products comprised 85% of our East Dubuque Facility’s revenues for the nine months ended September 30, 2015 and 80% for the same period last year. The decrease in ammonia and UAN prices between the third quarters of each year is due primarily to an overall softening of the ammonia fertilizer market due to lower corn prices.

Other revenues consist of natural gas sales and nitrous oxide emission reduction credits. We occasionally sell natural gas when purchase commitments exceed production requirements or storage capacities, or when the margin from selling natural gas significantly exceeds the margin from producing additional ammonia. On rare occasions, we have also purchased natural gas with the specific intent of immediately reselling it when local market anomalies create low-risk opportunities for gain, which was done in the first quarter of 2014.

Cost of Sales

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cost of sales - East Dubuque	$27,906	$30,555	$76,597	$87,639

Cost of sales primarily consists of the cost of natural gas (East Dubuque’s primary feedstock), labor, depreciation and electricity. Cost of sales for the three months ended September 30, 2015 was $27.9 million, compared to $30.6 million for the same period in the prior year. The decrease in cost of sales was primarily due to a decrease in natural gas prices, partially offset by a $0.3 million increase in unrealized loss on natural gas derivatives. Natural gas comprised 37% and labor costs comprised 14% of cost of sales on product shipments for the three months ended September 30, 2015. For the same period in the prior year, natural gas was 45% and labor was 12% of cost of sales.

Depreciation expense included in cost of sales was $4.8 million for the three months ended September 30, 2015 and $4.3 million for the same period in the prior year.

Cost of sales for the nine months ended September 30, 2015 was $76.6 million compared to $87.6 million for the same period last year. The decrease in cost of sales was primarily due to business interruption insurance proceeds and a decrease in natural gas costs. During the nine months ended September 30, 2015, we recorded $4.6 million in business interruption insurance proceeds relating to the 2013 fire. Decreased natural gas costs were due to a $4.5 million increase in unrealized gain on natural gas derivatives and a decrease in natural gas prices. Natural gas comprised 43% and labor costs comprised 16% of cost of sales on product shipments for the nine months ended September 30, 2015. For the same period in the prior year, natural gas was 48% and labor costs were 14% of cost of sales.

Depreciation expense included in cost of sales was $13.3 million for the nine months ended September 30, 2015 and $11.7 million for the same period in the prior year. The increase in depreciation expense included in cost of sales was primarily due to the increase in ammonia sales volumes.

Gross Profit

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Gross profit - East Dubuque	$18,898	$15,466	$79,019	$60,816

Gross profit was $18.9 million for the three months ended September 30, 2015, compared to $15.5 million for the same period in the prior year. Gross profit margin was 40% for the three months ended September 30, 2015, compared to 34% for the same period in the prior year. The increases in gross profit and gross margin were primarily due to higher sales volumes for ammonia and UAN, and lower natural gas costs, partially offset by lower sales prices for ammonia and UAN. Gross profit margin, without natural gas derivatives, was 42% for the three months ended September 30, 2015, compared to 34%, without natural gas derivatives, for the same period in the prior year.

Gross profit was $79.0 million for the nine months ended September 30, 2015, compared to $60.8 million for the same period in the prior year. Gross profit margin was 51% for the nine months ended September 30, 2015, compared to 41% for the same period in the prior year. The increases in gross profit and gross margin were primarily due to higher sales volumes for ammonia, business interruption insurance proceeds and lower natural gas costs, partially offset by lower sales volumes and prices for UAN. Gross profit margin, without business interruption insurance proceeds and natural gas derivatives, was 46% for the nine months ended September 30, 2015, compared to 42%, without natural gas derivatives, for the same period in the prior year.

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

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Operating expenses:
Selling, general and administrative	$1,088	$956	$3,434	$3,177
Depreciation and amortization	70	47	204	122
Other	(13)	304	414	526
Total operating expenses - East Dubuque	$1,145	$1,307	$4,052	$3,825

Operating expenses were $1.1 million for the three months ended September 30, 2015, compared to $1.3 million for the three months ended September 30, 2014. Operating expenses were $4.1 million for the nine months ended September 30, 2015, compared to $3.8 million for the nine months ended September 30, 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three-month period ended September 30, 2015 were $1.1 million, compared to $1.0 million for the same period in the prior year. Selling, general and administrative expenses for the nine-month period ended September 30, 2015 were $3.4 million, compared to $3.2 million for the same period in the prior year.

Depreciation and Amortization. Depreciation expense included in operating expense was $0.1 million for the three months ended September 30, 2015, compared to $47,000 for the same period in the prior year. Depreciation expense included in operating expense was $0.2 million for the nine months ended September 30, 2015, compared to $0.1 million for the same period in the prior year. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on production volumes and ending inventory levels. However, a portion of depreciation expense was associated with assets supporting general and administrative functions and was recorded in operating expense.

Operating Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Operating income - East Dubuque	$17,753	$14,159	$74,967	$56,991

Operating income was $17.8 million for the three months ended September 30, 2015, compared to $14.2 million for the same period in the prior year. The increase was primarily due to higher sales volumes for ammonia and UAN, and lower natural gas costs, partially offset by lower sales prices for ammonia and UAN. Operating income was $75.0 million for the nine months ended September 30, 2015, compared to $57.0 million for the same period in the prior year. The increase was primarily due to higher sales volumes for ammonia, business interruption insurance proceeds and lower natural gas costs, partially offset by lower sales volumes and prices for UAN.

Pasadena

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014:

Revenues

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues - Pasadena	$37,519	$38,142	$107,734	$105,597

	For the Three Months Ended September 30, 2015		For the Three Months Ended September 30, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	137	$30,976	172	$33,776
Sulfuric acid	40	3,469	20	1,894
Ammonium thiosulfate	11	2,457	13	1,925
Other	N/A	617	N/A	547
Total - Pasadena	188	$37,519	205	$38,142

	For the Nine Months Ended September 30, 2015		For the Nine Months Ended September 30, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	355	$87,619	458	$90,244
Sulfuric acid	114	9,795	61	5,567
Ammonium thiosulfate	49	8,728	56	8,257
Other	N/A	1,592	N/A	1,529
Total - Pasadena	518	$107,734	575	$105,597

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

Revenues for the three months ended September 30, 2015 were $37.5 million, compared to $38.1 million for the same period in the prior year. The decrease was due to lower sales volumes for ammonium sulfate and ammonium thiosulfate, and lower sales prices for sulfuric acid, partially offset by higher sales prices for ammonium sulfate and ammonium thiosulfate, and higher sales volumes for sulfuric acid. Revenues for the nine months ended September 30, 2015 were $107.7 million, compared to $105.6 million for the same period in the prior year. The increase was due to higher sales prices for ammonium sulfate and ammonium thiosulfate, and higher sales volumes for sulfuric acid, partially offset by lower sales volumes for ammonium sulfate and ammonium thiosulfate, and lower sales prices for sulfuric acid.

Average sales prices per ton increased by 15% for ammonium sulfate and decreased by 10% for sulfuric acid for the three months ended September 30, 2015 as compared with the same period in the prior year. These two products comprised 92% of our Pasadena Facility’s revenues for the three months ended September 30, 2015 and 94% for the same period in the prior year. Average sales price per ton increased by 25% for ammonium sulfate and decreased by 6% for sulfuric acid for the nine months ended September 30, 2015 as compared with the same period in the prior year.  These two products comprised 90% of our Pasadena Facility’s revenues for the nine months ended September 30, 2015 and 91% for the same period in the prior year. Ammonium sulfate sales prices increased due to a higher percentage of sales in the domestic market; and continued demand for ammonium sulfate as retailers move away from ammonium nitrate. As part of our restructuring plan, we reduced our historically low-margin sales to Brazil. 22% of ammonium sulfate sales were to Brazil during the three months ended September 30, 2015, while 53% of ammonium sulfate sales were to Brazil during the three months ended September 30, 2014. Only 10% of ammonium sulfate sales were to Brazil during the nine months ended September 30, 2015, while 43% of ammonium sulfate sales were to Brazil during the nine months ended September 30, 2014.

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

Cost of Sales

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cost of sales - Pasadena	$37,055	$46,920	$103,882	$117,742

Cost of sales primarily consists of the cost of ammonia, sulfur, labor, depreciation and electricity. Cost of sales for the three months ended September 30, 2015 was $37.1 million, compared to $46.9 million for the same period in the prior year. The decrease in cost of sales was primarily due to selling a lower volume of ammonium sulfate and ammonium thiosulfate, and lower unit prices for ammonia, partially offset by selling a higher volume of sulfuric acid and higher unit prices for sulfur. Ammonia and sulfur together comprised 60% of cost of sales for each of the three months ended September 30, 2015 and 2014. Labor costs comprised 9% of cost of sales for the three months ended September 30, 2015 and 7% for the same period in the prior year. For the three months ended September 30, 2015, we wrote down our ammonium sulfate inventory by $0.5 million because production costs exceeded net realizable value. During the same period in the prior year, we wrote down our ammonium sulfate inventory by $1.8 million.

Depreciation expense included in cost of sales was $1.6 million for the three months ended September 30, 2015 and $2.2 million for the same period in the prior year.

Cost of sales for the nine months ended September 30, 2015 was $103.9 million, compared to $117.7 million for the same period last year. The decrease in cost of sales was primarily due to selling a lower volume of ammonium sulfate and ammonium thiosulfate, and lower unit prices for ammonia, partially offset by selling a higher volume of sulfuric acid and higher unit prices for sulfur. Ammonia and sulfur together comprised 62% of cost of sales for the nine months ended September 30, 2015 and 60% for the same period in the prior year. Labor costs comprised 9% of cost of sales for the nine months ended September 30, 2015 and 7% for the same period in the prior year. For the nine months ended September 30, 2015, we wrote down our ammonium sulfate inventory by $1.5 million. During the same period in the prior year, we wrote down our ammonium sulfate inventory by $4.6 million.

Depreciation expense included in cost of sales was $5.3 million for the nine months ended September 30, 2015 and $5.1 million for the same period in the prior year. The increase in depreciation expense was primarily due to an increase in property, plant and equipment resulting from the completion of the power generation project in the first quarter of 2015 and the sulfuric acid converter project in 2014.

Gross Profit (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Gross profit (loss) - Pasadena	$464	$(8,778)	$3,852	$(12,145)

Gross profit was $0.5 million for the three months ended September 30, 2015, compared to a gross loss of $8.8 million for the same period in the prior year. Gross profit margin for the three months ended September 30, 2015 was 1%, compared to gross loss margin of 23% for the same period in the prior year. Gross profit was $3.9 million for the nine months ended September 30, 2015, compared to a gross loss of $12.1 million for the same period in the prior year. Gross profit margin for the nine months ended September 30, 2015 was 4%, compared to gross loss margin of 12% for the same period in the prior year. The increases in gross profit and gross profit margins were primarily due to higher sales prices for ammonium sulfate and ammonium thiosulfate, higher sales volumes for sulfuric acid and a decrease in the write down of inventories.

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

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Operating expenses:
Selling, general and administrative	$1,133	$1,071	$2,773	$4,147
Depreciation and amortization	25	337	744	970
Pasadena asset impairment	32,510	—	134,282	—
Pasadena goodwill impairment	—	—	—	27,202
Total operating expenses - Pasadena	$33,668	$1,408	$137,799	$32,319

Operating expenses were comprised primarily of selling, general and administrative expenses, depreciation and amortization expense and impairment charges. Operating expenses were $33.7 million for the three months ended September 30, 2015, compared to $1.4 million for the same period in the prior year. Operating expenses were $137.8 million for the nine months ended September 30, 2015, compared to $32.3 million for the same period in the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for each of the three months ended September 30, 2015 and 2014 were $1.1 million. Selling, general and administrative expenses for the nine months ended September 30, 2015 were $2.8 million, compared to $4.1 million for the same period in the prior year. The decrease was primarily due to our 2014 restructuring, partially offset by approximately $0.5 million of transaction costs relating to the sale or spin-off of the Pasadena Facility.

Depreciation and Amortization. Depreciation and amortization expense included in operating expense was $25,000 for the three months ended September 30, 2015, compared to $0.3 million for the same period in the prior year. Depreciation and amortization expense included in operating expenses was $0.7 million for the nine months ended September 30, 2015, compared to $1.0 million for the same period in the prior year. Depreciation and amortization expense represents primarily amortization of intangible assets, which was fully written off during the second quarter of 2015, as described below. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on production volumes and ending inventory levels.

Pasadena Asset Impairment. Pasadena asset impairment was $134.3 million for the nine months ended September 30, 2015. The impairment reduced property, plant and equipment by $113.8 million and eliminated intangible assets by $20.5 million. See “Note 6

— Property, Plant and Equipment” to the consolidated financial statements included in “Part I—Item 1. Financial Statements” in this report.

Pasadena Goodwill Impairment. Pasadena goodwill impairment was $27.2 million for the nine months ended September 30, 2014. There is no remaining goodwill associated with the Pasadena Facility.

Operating Loss

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Operating loss - Pasadena	$(33,204)	$(10,186)	$(133,947)	$(44,464)

Operating loss was $33.2 million for the three months ended September 30, 2015, compared to $10.2 million for the same period in the prior year. Operating loss was $133.9 million for the nine months ended September 30, 2015, compared to $44.5 million for the same period in the prior year. The increase in operating loss was primarily due to the asset impairment, partially offset by higher sales prices for ammonium sulfate and ammonium thiosulfate, higher sales volumes for sulfuric acid and a decrease in the write down of inventories and goodwill impairment.

CASH FLOWS

The following table summarizes our consolidated statements of cash flows:

	For the Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$86,772	$78,156
Investing activities	(23,193)	(57,005)
Financing activities	(53,456)	(11,150)
Increase in cash	$10,123	$10,001

Operating Activities

Revenues were $263.4 million for the nine months ended September 30, 2015, compared to $254.1 million for the same period in the prior year. The increase in revenue for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to higher sales volumes for ammonia and sulfuric acid, and higher sales prices for ammonia, ammonium sulfate and ammonium thiosulfate, partially offset by lower sales volumes and prices for UAN, lower sales prices for sulfuric acid and lower sales volumes for ammonium sulfate and ammonium thiosulfate. Deferred revenue increased $10.7 million during the nine months ended September 30, 2015, compared to an increase of $27.7 million during the same period in the prior year. The increase in deferred revenue was due to collections of cash for fall prepaid sales contracts at our East Dubuque Facility and products stored at a distributor for our Pasadena Facility, partially offset by fulfilling older prepaid contracts.

Net cash provided by operating activities for the nine months ended September 30, 2015 was $86.8 million. We had net loss of $82.8 million for the nine months ended September 30, 2015 including an asset impairment charge of $134.3 million. We also had non-cash unit-based compensation expense relating to our common units of $0.9 million. We had an unrealized gain on natural gas derivatives of $3.7 million relating to our forward purchase natural gas contracts. We recorded $4.6 million in business interruption insurance proceeds relating to the 2013 fire at our East Dubuque Facility. Inventories increased by $5.3 million during the nine months ended September 30, 2015 due to build-up of inventory at our Pasadena Facility as part of our restructuring of operations to focus on high-margin sales in the domestic market. This increase was partially offset by a reduction of inventory at the East Dubuque Facility due to lower natural gas prices and higher-than-normal ammonia inventory levels at December 31, 2014 due to an early onset of winter weather limiting fall ammonia application.

Net cash provided by operating activities for the nine months ended September 30, 2014 was $78.2 million. We had a net loss of $8.9 million for the nine months ended September 30, 2014 and a goodwill impairment charge of $27.2 million in connection with our Pasadena Facility. Accounts receivable increased by $9.1 million due primarily to higher ammonia deliveries at our East Dubuque

Facility and collections timing at our Pasadena Facility during the nine months ended September 30, 2014. Inventories decreased by $1.8 million during the nine months ended September 30, 2014 due to more ammonium sulfate and ammonium thiosulfate deliveries at our Pasadena Facility, partially offset by an increase in inventories at our East Dubuque Facility due to a low inventory balance at December 31, 2013 because of a turnaround and a fire in the ammonia plant in the fourth quarter last year. Accounts payable increased by $4.4 million due primarily to increased costs for natural gas and electricity at our East Dubuque Facility and ammonia at our Pasadena Facility. These additional costs at both of our facilities were due to increased production as a result of recently completed expansion projects. Accrued interest increased by $5.6 million due to the Notes.

Investing Activities

Net cash used in investing activities was $23.2 million for the nine months ended September 30, 2015, compared to $57.0  million for the same period in the prior year. Net cash used in investing activities for the nine months ended September 30, 2015 was primarily related to the projects at our East Dubuque Facility. At our East Dubuque Facility, we upgraded a nitric acid compressor train and we are replacing the ammonia synthesis converter. Net cash used in investing activities for the nine months ended September 30, 2014 was primarily related to the projects at our East Dubuque Facility and our Pasadena Facility. At our East Dubuque Facility, we were upgrading a nitric acid compressor train and completing our urea expansion project. At our Pasadena Facility, we were replacing our sulfuric acid converter and completing our power generation project.

Financing Activities

Net cash used in financing activities was $53.5 million for the nine months ended September 30, 2015, compared to $11.2 million for the same period in the prior year. During the nine months ended September 30, 2015, we made distributions of $65.0 million to our unitholders. We also borrowed an additional $11.5 million under the GE Credit Agreement. During the nine months ended September 30, 2014, we made distributions of $10.2 million.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, our current assets totaled $89.3 million. Current assets included cash of $38.2 million, accounts receivable of $12.2 million and inventories of $31.9 million. At September 30, 2015, our current liabilities were $75.7 million and our long-term liabilities were $353.4 million, comprised primarily of the Notes.

On August 9, 2015, we entered into the Merger Agreement under which the Partnership and the General Partner will merge with CVR Partners, and we will cease to be a public company and will become a wholly owned subsidiary of CVR Partners. Upon closing of the Merger, each outstanding unit of the Partnership will be exchanged for 1.04 common units of CVR Partners and $2.57 of cash. The Merger Agreement requires that we will either sell our Pasadena Facility to a third party or spin out ownership of our Pasadena Facility to our unitholders prior to the closing of the Merger. The Merger Agreement provides for the continuation of business in the ordinary course before closing, and it does not change our liquidity outlook.

In the event of a termination of the Merger Agreement, depending on the reason for termination, we may be required to pay to CVR Partners or CVR Partners may be required to pay to us, $10.0 million, as a reimbursement of expenses. We may furthermore be required to pay to CVR Partners a fee of $31.2 million if we were to terminate the Merger in order to pursue a superior proposal, as defined in the Merger Agreement. The Merger Agreement also provides that the Partnership and the East Dubuque Facility generally may not transfer any assets to the Pasadena Facility, or assume any liability of the Pasadena Facility. As a result, the Partnership and the Pasadena Facility maintain segregated cash accounts. At September 30, 2015, the Partnership and the East Dubuque Facility had a combined cash balance of $27.3 million, and the Pasadena Facility had a cash balance of $10.9 million.

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

Uses of Capital

Our primary uses of cash have been, and are expected to continue to be, operating expenses, capital expenditures, debt service and cash distributions to common unitholders. Operating expenses will include significant transaction costs relating to the Merger. The Merger Agreement limits quarterly cash distributions from us to cash available for distribution, as defined in the Merger Agreement.

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

Maintenance capital expenditures for our East Dubuque Facility totaled $6.1 million for the nine months ended September 30, 2015 and $6.2 million for the nine months ended September 30, 2014. Maintenance capital expenditures for our East Dubuque Facility are expected to be $10.7 million for the year ending December 31, 2015. Expansion capital expenditures for our East Dubuque Facility totaled $10.6 million for the nine months ended September 30, 2015 and $7.6 million for the nine months ended September 30, 2014. Expansion capital expenditures for our East Dubuque Facility are expected to be $19.0 million for the year ending December 31, 2015, of which $14.1 million is related to the ammonia synthesis converter project.

Maintenance capital expenditures for our Pasadena Facility totaled $2.2 million for the nine months ended September 30, 2015 and $21.4 million for the nine months ended September 30, 2014. Maintenance capital expenditures for our Pasadena Facility are expected to be $4.0 million for the year ending December 31, 2015. Expansion capital expenditures for our Pasadena Facility totaled $2.1 million for the nine months ended September 30, 2015 and $12.5 million for the nine months ended September 30, 2014. Expansion capital expenditures for our Pasadena Facility are expected to be $2.1 million for the year ending December 31, 2015, related to the power generation project.

Our forecasted capital expenditures are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our facilities.

Cash Distributions

Our policy is generally to distribute to our unitholders all of the cash available for distribution that we generate each quarter, which could materially affect our liquidity and limit our ability to grow. Cash distributions for each quarter will be determined by the Board of our General Partner following the end of such quarter. Cash available for distribution for each quarter will generally be calculated as the cash we generate during the quarter, less cash needed for maintenance capital expenditures not funded by capital proceeds, debt service and other contractual obligations and any increases in cash reserves for future operating or capital needs that the Board of our General Partner deems necessary or appropriate. Increases or decreases in such reserves may be determined at any time by the Board of our General Partner as it considers, among other things, the cash flows or cash needs expected in approaching periods. We do not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, nor do we intend to incur debt to pay quarterly distributions. As a result of our quarterly distributions, our liquidity may be significantly affected. However, our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we may change our distribution policy at any time and from time to time. Additionally, the Merger Agreement permits us to make distributions of cash available for distribution calculated in accordance with the Merger Agreement, which generally requires the calculation to be consistent with our historical practice.

The following is a summary of cash distributions paid to common unitholders and holders of phantom units during the nine months ended September 30, 2015 for the respective quarter to which the distributions relate:

	December 31, 2014	March 31, 2015	June 30, 2015	Total Cash Distributions Paid in 2015
	(in thousands, except for per unit amounts)
Distribution to common unitholders - affiliates	$6,975	$8,370	$23,250	$38,595
Distribution to common unitholders - non-affiliates	4,763	5,714	15,884	26,361
Total amount paid	$11,738	$14,084	$39,134	$64,956
Per common unit	$0.30	$0.36	$1.00	$1.66
Common and phantom units outstanding	39,127	39,121	39,134

We declared a cash distribution to our common unitholders and payments to holders of phantom units for the third quarter of 2015 of $0.25 per common unit or $9.8 million in the aggregate. The cash distribution will be paid on November 27, 2015, to unitholders of record at the close of business on November 20, 2015.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of September 30, 2015 are not materially different from those disclosed in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any material off-balance sheet arrangements as of September 30, 2015.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 2 — Recent Accounting Pronouncements” to the consolidated financial statements, included in “Part I — Item 1. Financial Statements” of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For qualitative and quantitative discussion about market risk, see “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report. As of September 30, 2015, no material changes have occurred in the types or nature of market risk described in our Annual Report.

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

The Partnership, under the supervision and with the participation of the Partnership’s management, including the Partnership’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Partnership’s DCP as of the end of the period covered by this report. As we previously reported in 2014, management identified material weaknesses in internal control over financial reporting, or ICFR, as described below. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective as of September 30, 2015.

Material Weaknesses in Internal Control over Financial Reporting

As we reported in 2014, we identified the following material weakness that continues to exist as of September 30, 2015. A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective internal controls over the review of assumptions used in our cash flow forecasts that were used to assess the recoverability of long-lived assets.

This control deficiency did not result in a material misstatement to our consolidated financial statements for the quarter ended September 30, 2015. However, this control deficiency, if unremediated, could, in another reporting period, result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by the control. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Remediation Steps to Address the 2014 Material Weaknesses

Previously, we reported on material weaknesses related to the review of assumptions used in our cash flow forecasts that were used for testing of goodwill impairment and the determination of the goodwill impairment charge. During the quarter ended September 30, 2015, management implemented additional controls over the documentation and review of the inputs and results of our cash flow forecasts used in our goodwill impairment tests. These additional controls include additional review by qualified personnel and the preparation and retention of additional documentation supporting such assumptions. Based on management’s evaluation of the design and operating effectiveness of this control, we believe that the material weaknesses relating to management’s review of assumptions used in cash flow forecasts for testing of goodwill impairment and the determination of the goodwill impairment charge have been remediated.

Plan for Remediation of the Material Weakness

We have implemented and are continuing to implement a number of measures to address the remaining material weakness. Specifically, we are implementing additional controls over documentation and review of the inputs and results of our cash flow forecasts that are used in our tests for long-lived asset recoverability. These controls include additional review by qualified personnel, additional documentation and the development and use of checklists. We are implementing our remediation plan, and expect the control weakness to be remediated in the coming reporting periods, through the operation of the new controls. However, we are unable at this time to estimate when the remediation will be completed.

The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our ICFR, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

Changes in Internal Control Over Financial Reporting

As described above under “Remediation Steps to Address the 2014 Material Weaknesses”, there were changes in our ICFR during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our ICFR. During the third quarter of 2015, we implemented additional controls supporting management’s review of the cash flow forecasts used in our goodwill impairment testing and determination of the goodwill impairment charge.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A description of the legal proceedings to which the Partnership and its subsidiaries are a party is contained in “Note 8 — Commitments and Contingencies — Litigation” to the consolidated financial statements, included in “Part I — Item 1. Financial Statements” of this report.

ITEM 1A. RISK FACTORS

The risks described in the Annual Report and this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business and cash flow. The risk factor set forth below updates, and should be read together with, the risk factors disclosed in “Part I — Item 1A. Risk Factors” of the Annual Report.

Any failure to consummate the Merger, or significant delays in consummating the Merger, could negatively affect the Partnership’s unit price, business and financial results.

On August 9, 2015, the Partnership entered into the Merger Agreement under which the Partnership and the General Partner will merge with affiliates of CVR Partners. Consummation of the Merger is subject to certain conditions, including approval from the Partnership’s unitholders, the sale or spin-out of the Pasadena Facility and the effectiveness of a registration statement on Form S-4 relating to the unit component of the merger consideration. We cannot assure you that the conditions to the Merger will be satisfied, or where waiver is permissible, waived, or that the Merger will close in the expected time frame or at all.  If the Merger is not consummated, or if there are significant delays in consummating the Merger, our unit price and future business and financial results could be negatively affected, and will be subject to several risks, including the following:

•

negative reactions from the financial markets, including declines in the price of our common units due to the fact that current prices may reflect a market assumption that the Merger will be consummated;

•

the Partnership may be required to pay CVR Partners a fee of $31.2 million if we terminate the Merger in order to accept a superior proposal, as defined in the Merger Agreement, and/or an expense reimbursement of up to $10.0 million if the Merger Agreement is terminated under certain circumstances (as more fully described in the Merger Agreement). The Partnership could be subject to litigation related to any failure to consummate the Merger or related to any enforcement proceeding commenced against the Partnership to perform its obligations under the Merger Agreement;

•

the Partnership would not realize the anticipated benefits of the Merger, including, without limitation, (i) more diversified assets, feedstocks and markets, increased scale and production capacity and a stronger balance sheet and increased liquidity in the capital markets than the Partnership as a stand-alone entity and (ii) expected annual run-rate operating synergies of at least $12 million for the combined entity, including cost savings and logistics, procurement and marketing improvements; and

•

the attention of the General Partner’s management will have been diverted to the Merger rather than the Partnership’s own operations and pursuit of other opportunities that could have been beneficial to the Partnership.

Subsequent to the announcement of the Merger, two putative class action lawsuits were commenced on behalf of the public unitholders of the Partnership against the Partnership, the General Partner and certain other parties seeking, among other things, to enjoin the Merger. Additional lawsuits with similar allegations may be filed. One of the conditions to the closing of the Merger is that no law, order, judgment or injunction shall have been issued, enacted or promulgated by a court of competent jurisdiction or other governmental authority restraining or prohibiting a party from consummating the Merger. Accordingly, if any plaintiff is successful in obtaining an injunction prohibiting the consummation of the Merger, then such injunction may prevent the Merger from becoming effective, or delay its becoming effective within the expected time frame.

ITEM 6. EXHIBITS.

Exhibit Index

2.1

Agreement and Plan of Merger by and among CVR Partners, LP, Lux Merger Sub 1 LLC, Lux Merger Sub 2 LLC, Rentech Nitrogen Partners, L.P. and Rentech Nitrogen GP, LLC, dated as of August 9, 2015 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by CVR Partners, LP with the SEC on August 13, 2015).

10.1

Voting and Support Agreement by and between CVR Partners, LP, Rentech, Inc., Rentech Nitrogen Holdings, Inc. and DSHC, LLC, dated as of August 9, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CVR Partners, LP with the SEC on August 13, 2015).

10.2

Transaction Agreement by and among CVR Partners, LP, Coffeyville Resources, LLC, Rentech, Inc., DSHC, LLC and Rentech Nitrogen Holdings, Inc., dated as of August 9, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CVR Partners, LP with the SEC on August 13, 2015).

10.3

Registration Rights Agreement by and among CVR Partners, LP, Coffeyville Resources, LLC, Rentech Nitrogen Holdings, Inc. and DSHC, LLC, dated as of August 9, 2015 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CVR Partners, LP with the SEC on August 13, 2015).

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

101

The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Partners’ Capital (Deficit), (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH NITROGEN PARTNERS, L.P. BY: RENTECH NITROGEN GP, LLC, ITS GENERAL PARTNER

Dated: November 9, 2015	/s/ Keith B. Forman
Keith B. Forman,
Chief Executive Officer and Director of Rentech Nitrogen GP, LLC

Dated: November 9, 2015	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer of Rentech Nitrogen GP, LLC