Form 10-K
period 2015-12-31
Rentech Nitrogen Partners, L.P.
filed 2016-03-15
CIK 1525998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $222.7 million (based upon the closing price of the common units on June 30, 2015, as reported by the New York Stock Exchange).

As of February 29, 2016, the registrant had 38,985,364 common units outstanding.

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

On August 9, 2015, we entered into an Agreement and Plan of Merger, or the Merger Agreement, under which we and our general partner will merge with affiliates of CVR Partners, L.P., or CVR Partners, and we will cease to be a public company and will become a wholly owned subsidiary of CVR Partners, or the Merger. Upon closing of the Merger, each of our outstanding units will be exchanged for 1.04 common units of CVR Partners and $2.57 of cash. The Merger Agreement required us to either sell the Pasadena Facility to a third party or spin-out ownership of the Pasadena Facility to our unitholders as a condition to closing the Merger. For further discussion, see “Note 1 — Description of Business” to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” in this report.

On March 14, 2016, we completed the sale of the Pasadena Facility to Interoceanic Corporation, or IOC. The transaction calls for an initial cash payment to us of $5.0 million and a cash working capital adjustment, which is expected to be approximately $6.0 million, after confirmation of the amount within ninety days of the closing of the transaction. The purchase agreement also includes a milestone payment which would be paid to our unitholders equal to 50% of the facility’s EBITDA, as defined in the purchase agreement, in excess of $8.0 million cumulatively earned over the next two years. We expect to set a record date prior to closing the Merger for the distribution to our unitholders of the $5.0 million initial cash payment, net of estimated transaction-related fees of approximately $0.6 million. The distribution of the cash working capital adjustment, the milestone payment and any other additional cash payments made by IOC relating to the purchase of the Pasadena Facility will be made to our unitholders within a reasonable time shortly after receiving such cash payments. We expect to set a separate record date immediately prior to the closing of the Merger for the distribution of purchase price adjustment rights representing the right to receive these additional cash payments if and to the extent made. With the sale of the Pasadena Facility, the Partnership has satisfied all of the material conditions necessary to close the Merger, which is expected to close on or about March 31, 2016.

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

Our Pasadena Facility is located on the Houston Ship Channel with access to transportation at favorable prices. The facility has two deep-water docks and access to the Mississippi waterway system and key international waterways. The facility is also connected to key domestic railways, which permit the efficient, cost-effective distribution of its products west of the Mississippi River. Our

Pasadena Facility’s distributors purchase our products at our facility and then arrange and pay to transport them to their final destinations by truck, rail car, barge or vessel. Our Pasadena Facility’s products are sold primarily through distributors to customers in the United States and the southern hemisphere, and are applied to many types of crops including soybeans, potatoes, cotton, canola, alfalfa, corn and wheat.

Our Pasadena Facility purchases ammonia as a feedstock at contractual prices based on the monthly Tampa Index market, while our East Dubuque Facility sells ammonia at prevailing prices in the Mid Corn Belt region. Ammonia prices are typically significantly higher in the Mid Corn Belt than in Tampa.

Overview of Certain Significant Events that Occurred during 2015

During 2015, we (i) entered into the Merger Agreement; (ii) completed the nitric acid expansion project at our East Dubuque Facility; (iii) started construction on the ammonia synthesis converter project at our East Dubuque Facility; (iv) recorded asset impairments totaling $160.6 million at our Pasadena Facility; (v) terminated our distribution agreement with Agrium U.S.A., Inc., or Agrium; and (vi) completed a successful full year of operations under the Pasadena restructuring plan. Our operating segments were affected in different ways by various negative and positive factors in 2015. Although operating results at the Pasadena Facility improved as compared to recent years, as discussed above, we recorded asset impairments totaling $160.6 million in 2015. Our East Dubuque Facility improved its production levels and improved its results as compared to 2014, benefitting from lower natural gas prices and $4.6 million of business interruption insurance proceeds related to a fire that occurred in 2013. We expect our current sources of liquidity to be adequate for our expected operating needs for the next 12 months.

Organizational Structure

The following diagram depicts our organizational structure as of February 29, 2016 (all percentage ownership interests are 100% unless otherwise noted):

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

	Approximate Production Capacity
Product	Tons /Day	Tons /Year(1)	Product Storage Capacity
Ammonia	1,025	374,125	60,000 tons (3 tanks);
UAN	1,100	401,500	80,000 tons (2 tanks)
Urea (liquid)	484	176,660	Limited capacity is not a factor
Urea (granular)	140	51,100	12,000 granular ton warehouse
Nitric acid	400	146,000	Limited capacity is not a factor
CO2	350	127,750	1,900 tons

(1)	Production capacity for the year is based on daily rated production capacity times 365 days. The number of actual operating days will vary from year to year.

The following table sets forth the amount of products produced by, and shipped from, the East Dubuque Facility for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands of tons)
Products Produced
Ammonia(1)	340	324	244
UAN	279	269	262
Urea (liquid)	158	150	137
Urea (granular)	24	25	22
Nitric acid	108	105	106
CO2	72	82	69
Products Shipped
Ammonia	186	153	103
UAN	276	267	269
Urea (liquid)	37	30	21
Urea (granular)	25	25	22
Nitric acid	10	11	14
CO2	72	81	71

(1)	Ammonia is used in the production of all other products produced by our East Dubuque Facility, except CO2.

Expansion Projects and Other Significant Capital Projects

In 2015, we completed the nitric acid expansion project at our East Dubuque Facility, which consisted of replacing a compressor train. The new compressor train increased nitric acid production at the facility by 20 tons per day or 7,300 tons annually, and decreased electric power usage. We spent $7.8 million on this project.

We are regularly evaluating or pursuing opportunities to increase our profitability by expanding the East Dubuque Facility’s production capabilities and product offerings. In 2015, we started the ammonia synthesis converter project. Replacing an ammonia synthesis converter at our East Dubuque Facility is expected to increase reliability, production and plant efficiency. The project is expected to cost approximately $30.0 million and to be completed before the end of summer 2016. This project is being funded by operating cash and with borrowings under the credit agreement we entered into in July 2014 with General Electric Corporation, or the GE Credit Agreement.

Products

Our East Dubuque Facility’s product sales are heavily weighted toward sales of ammonia and UAN, which together made up 80% or more of our East Dubuque Facility’s total revenues for the years ended December 31, 2015, 2014 and 2013. A majority of our East Dubuque Facility’s products were sold through our distribution agreement with Agrium, as described below under “—Marketing and Distribution,” with the exception of CO2, which we sell directly to customers in the food and beverage market at negotiated contract prices. Ammonia and UAN are each sources of nitrogen, but each has its own characteristics, and customers’ preferences for each product vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices and the cost and availability of storage, transportation, handling and application equipment.

Ammonia. Our East Dubuque Facility produces ammonia, the simplest form of nitrogen fertilizer and the feedstock for the production of other nitrogen fertilizers. The ammonia processing unit at our East Dubuque Facility has a current rated capacity of 1,025 tons per day. Our East Dubuque Facility’s ammonia product storage consists of three 20,000 ton tanks.

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

Marketing and Distribution

In 2006, we entered into a distribution agreement with Agrium, or the Agrium Distribution Agreement, under which a majority of our East Dubuque Facility’s products, including ammonia and UAN, were sold. Pursuant to the distribution agreement, Agrium was obligated to use commercially reasonable efforts to promote the sale of, and to solicit and secure orders from its customers for, ammonia, liquid and granular urea, UAN and nitric acid. Our management approved price, quantity and other terms for each sale through Agrium, and we paid Agrium a commission for its services. Under the Agrium Distribution Agreement, Agrium bore the credit risk on products sold through Agrium. We terminated the Agrium Distribution Agreement as of December 31, 2015. We now sell all of our East Dubuque Facility products directly to our customers.

During the years ended December 31, 2015, 2014 and 2013, 65% or more of our East Dubuque Facility product sales were through Agrium pursuant to the Agrium Distribution Agreement. The remainder of our East Dubuque Facility’s products, including 100% of CO2, were sold by us directly to our customers.

Under the distribution agreement, we paid commissions to Agrium on applicable gross sales during the first 10 years of the agreement, not to exceed $5 million during each contract year. The commission rate was 5%. The effective commission rate associated with sales under the distribution agreement was 3.9% for the year ended December 31, 2015, 3.4% for the year ended December 31, 2014 and 3.6% for the year ended December 31, 2013.

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

	For the Years Ended December 31,
	2015	2014	2013
Sales of Products to Top 5 customers
Ammonia, as a % of total ammonia sales	60%	62%	57%
UAN, as a % of total UAN sales	66%	58%	59%
Sales to Customers, as a % of total sales
Agrium (as a direct customer)	—	—	2%
Crop Production Services, Inc. or CPS	11%	12%	12%

Seasonality and Volatility

Ammonia, UAN and other nitrogen based fertilizer sales are seasonal, based upon planting, growing and harvesting cycles, and product availability. Inventories are accumulated to allow for shipments to customers during the spring and fall fertilizer application seasons, which require significant storage capacity. The accumulation of inventory to be available for seasonal sales creates significant seasonal working capital requirements. This seasonality generally results in higher fertilizer prices during peak fertilizer application periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the fall. Our East Dubuque Facility’s products are sold both on the spot market for immediate delivery and under prepaid contracts for future delivery of products at fixed prices. The terms of the prepaid contracts, including the percentage of the purchase price paid as a down payment, can vary from season to season. Variations in the proportion of product sold through prepaid sales contracts and variations in the terms of such contracts can increase the seasonal volatility of our cash flows and cause changes in the patterns of seasonal volatility from year-to-year. The cash from prepaid contracts is included in our operating cash flow in the quarter in which the cash is received, while revenue and cost of sales related to prepaid contracts are recognized when products are picked up or delivered and the customer takes title. As a result, the timing of cash received under prepaid contracts may be very different from the timing of recognition of income and expense under those same contracts; significant amounts of profit may be related to cash collected in earlier periods and recorded profits may not be accompanied by a corresponding collection of cash in a particular reporting period. See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	For the Years Ended December 31,
	2015	2014	2013
Ammonia	—	—	4.8%
UAN	4.5%	4.5%	—

The following table shows total tons of our East Dubuque Facility’s products shipped for each quarter presented below:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands of tons)
Ammonia
Quarter ended March 31	31	7	11
Quarter ended June 30	79	72	41
Quarter ended September 30	32	27	24
Quarter ended December 31	44	47	27
UAN
Quarter ended March 31	48	49	61
Quarter ended June 30	62	82	59
Quarter ended September 30	96	83	117
Quarter ended December 31	70	53	32
Other Nitrogen Products
Quarter ended March 31	18	16	15
Quarter ended June 30	20	17	20
Quarter ended September 30	16	16	14
Quarter ended December 31	18	17	8
CO2
Quarter ended March 31	14	20	23
Quarter ended June 30	18	22	24
Quarter ended September 30	18	19	21
Quarter ended December 31	22	20	3
Total Tons Shipped	606	567	500

We expect to ship the highest volume of tons from our East Dubuque Facility during the spring planting season, which occurs during the quarter ending June 30 of each year. The next highest volume of tons shipped is expected in the summer and fall during the quarters ending September 30 and December 31 of each year when customers are filling their tanks for the next application season and applying ammonia after the fall harvest. However, as reflected in the table above, the seasonal patterns may change substantially from year to year due to various circumstances, including timing of or changes in weather. These seasonal increases and decreases in demand also can cause fluctuations in sales prices. In winter seasons with warmer weather, early planting may shift significant ammonia sales into the quarter ending March 31. Wet or cold weather during the normal spring application season can delay deliveries that would normally occur in the spring. Weather conditions can also affect the mix of demand for our products at various times in the year. Certain weather and soil conditions favor the application of ammonia, while other conditions favor the application of UAN solution.

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

	For the Years Ended December 31,
	2015	2014	2013
Volume (MMBtu, or million British thermal units)	12,301,000	11,487,000	8,942,000

We plan to continue to operate our East Dubuque Facility with natural gas as its primary feedstock. Competitors may have access to cheaper natural gas or other feedstocks that could provide them with a cost advantage. Depending on its magnitude, the amount of this cost advantage could offset our savings on transportation and storage costs as a result of our East Dubuque Facility’s location. The following table shows the average prices for natural gas in our cost of sales, including unrealized gains (losses) on natural gas derivatives, for the periods presented:

	For the Years Ended December 31,
	2015	2014	2013
Cost of natural gas ($ per MMBtu)	$3.54	$5.35	$4.16

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

In 2015, we entered into fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through May 31, 2016. As of December 31, 2015, the total MMBtus associated with these forward purchase contracts are 2.6 million and the total amount of the purchase commitments are $8.1 million, resulting in a weighted average rate per MMBtu of $3.15 in these commitments. During January and February 2016, we entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through February 29, 2016. The total MMBtus associated with these additional forward purchase contracts are 0.7 million and the total amount of the purchase commitments is $1.5 million, resulting in a weighted average rate per MMBtu of $2.20 in these new commitments.

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

We believe that customers for nitrogen fertilizer products make purchasing decisions principally on the delivered price and availability of the product at the critical application times. Our East Dubuque Facility’s proximity to its customers provides us with a competitive advantage over producers located further away from those customers. The nitrogen fertilizer facilities closest to our East Dubuque Facility are located about 190 miles away in Fort Dodge, Iowa; 275 miles away in Creston, Iowa; 300 miles away in Port Neal, Iowa; and 350 miles away in Lima, Ohio. Our East Dubuque Facility’s physical location in the center of the Mid Corn Belt provides the facility with a transportation cost advantage compared to other producers who must ship their products over greater distances to our East Dubuque Facility’s market area. The combination of our East Dubuque Facility’s proximity to its customers and our storage capacity at the facility allows customers to better time the pick-up and application of our products, as deliveries from more distant locations have a greater risk of missing the short periods of favorable weather conditions during which the application of nitrogen fertilizer and planting may occur. However, other producers of nitrogen fertilizer products are constructing or contemplating the construction of new nitrogen fertilizer facilities in North America, including in the Mid Corn Belt. For example, Orascom Construction Industries Company, or OCI, an Egyptian producer of fertilizer products, has announced that a wholly owned subsidiary of OCI is constructing a facility located 165 miles away from our East Dubuque Facility that is designed to produce between 1.5 to 2.0 million metric tons per year of ammonia, urea, UAN and DEF and that it expects the facility to be operational in 2016. If a new nitrogen fertilizer facility is completed in our East Dubuque Facility’s core market, it could benefit from the same competitive advantage associated with the location of our East Dubuque Facility. The completion of such a facility could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions to our unitholders.

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

In late 2014, we restructured operations at our Pasadena Facility. As part of the restructuring, our Pasadena Facility reduced expected annual production of ammonium sulfate by approximately 25 percent, to 500,000 tons. We intend to sell approximately 70 percent of the 500,000 tons in the domestic market and the remaining tons in New Zealand and Australia, which are historically the international markets with the highest net prices for ammonium sulfate. Our sales plan reduced our historically low-margin sales to Brazil, other than modest amounts expected during peak seasons when higher margins may be achievable. Furthermore, our restructuring plan provides us the flexibility to increase ammonium sulfate production above the 500,000 ton rate for limited periods, if needed.

The following table sets forth our Pasadena Facility’s current rated production capacity for the listed products in tons per day and tons per year, and our product storage capacity.

	Approximate Production Capacity		Product Storage
Product	Tons /Day	Tons /Year (1)	Capacity
Ammonium sulfate	2,100	693,000	60,000 tons
Sulfuric acid	1,750	638,750	27,000 tons
Ammonium thiosulfate	220	80,300	14,000 tons

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

The following table sets forth the amount of products produced by, and shipped from, our Pasadena Facility for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
Products Produced
Ammonium sulfate	526	522	465
Sulfuric acid (1)	530	447	478
Ammonium thiosulfate	71	63	60
Products Shipped
Ammonium sulfate	473	572	428
Sulfuric acid	150	112	148
Ammonium thiosulfate	76	67	54

(1)	Our Pasadena Facility produces sulfuric acid primarily for the production of ammonium sulfate.

Expansion Projects and Other Significant Capital Projects

In 2015, we completed the power generation project at our Pasadena Facility. The power generation project consists of a steam turbine/generator set that uses excess steam produced from the sulfuric acid plant at the facility to produce electrical power. We expect that a portion of the power will be used in our Pasadena Facility, reducing electricity expenses, and the remaining power will be sold in the deregulated Texas power market, creating an additional revenue stream. We spent $32.9 million on this project through December 31, 2015, of which $2.1 million was spent in 2015.

Products

Our Pasadena Facility’s products may be applied to many types of crops including soybeans, potatoes, cotton, canola, alfalfa, corn and wheat. Our Pasadena Facility’s product sales are heavily weighted toward sales of ammonium sulfate, which made up 80% or more of our Pasadena Facility’s total revenues for the years ended December 31, 2015, 2014 and 2013. Our Pasadena Facility’s products are sold primarily through distribution agreements as described below under “—Marketing and Distribution.”

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

Marketing and Distribution

We sell substantially all of our Pasadena Facility’s products through marketing and distribution agreements. Pursuant to an exclusive marketing agreement we have entered into with IOC, IOC has the exclusive right and obligation to market and sell all of our Pasadena Facility’s ammonium sulfate product. Under the marketing agreement, IOC is required to use commercially reasonable efforts to market the product to obtain the most advantageous price. We compensate IOC for transportation and storage costs relating to the ammonium sulfate product it markets through the pricing structure under the marketing agreement. The marketing agreement has a term that ends December 31, 2016, but automatically renews for subsequent one-year periods (unless either party delivers a termination notice to the other party at least 210 days prior to an automatic renewal). The marketing agreement may be terminated prior to its stated term for specified causes. During the years ended December 31, 2015, 2014 and 2013, the marketing agreement with IOC accounted for 80% or more of our Pasadena Facility’s total revenues. The ammonium sulfate storage arrangement with IOC currently is not governed by a written contract. We also have marketing and distribution agreements to sell other products that automatically renew for successive one year periods.

Customers

We sell substantially all of the products from our Pasadena Facility to three distributors, and we do not have relationships with our distributors’ customers. Our distributors sell a majority of our Pasadena Facility’s products to customers located west of the Mississippi River. Through our distributors, we sold a majority of our Pasadena Facility’s nitrogen products to customers for agricultural uses during the years ended December 31, 2015, 2014 and 2013. The majority of the sulfuric acid our Pasadena Facility sells to its distributor is placed with industrial consumers.

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

Raw Materials

The principal raw materials used to produce nitrogen fertilizer products at our Pasadena Facility are ammonia and sulfur. We purchase ammonia for use at the facility from OCI Beaumont, LLC, or OCI Beaumont. OCI Beaumont operates an ammonia and methanol production facility on the Neches River in Nederland, Texas just outside of Beaumont, Texas. Ammonia pricing is based on a published Tampa, Florida market index that is set on a monthly basis through negotiations between large industry producers and consumers, or the Tampa Index. The Tampa Index is commonly used in annual contracts for both the agricultural and industrial sectors, and is based on the most recent major industry transactions in the Tampa market. Pricing considerations for ammonia incorporate international supply-demand, ocean freight and production factors. An 1,800 short ton ammonia barge delivers ammonia from Beaumont, Texas to our Pasadena Facility, pursuant to a long term lease we entered into with Port Arthur Towing Company. Ammonia consumed at our Pasadena Facility and recorded in cost of sales was 132,000 tons in the year ended December 31, 2015, 155,000 tons in the year ended December 31, 2014 and 128,000 tons in the year ended December 31, 2013.

We obtain sulfur for our Pasadena Facility primarily by truck from local refineries in the Houston area and, to a lesser extent, by rail car. Major suppliers of sulfur to our Pasadena Facility include refiners, such as Phillips 66 Company, Shell Oil Products U.S. and Valero Energy Corporation. Our contracts with these refiners generally have a term of one year. Once pricing for the first quarter of a year is negotiated, the price then fluctuates up or down each subsequent quarter based on changes to the Tampa Index. Sulfur consumed at our Pasadena Facility and recorded in cost of sales was 182,000 tons in the year ended December 31, 2015, 194,000 tons in the year ended December 31, 2014 and 172,000 tons in the year ended December 31, 2013.

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

	For the Years Ended December 31,
	2015	2014	2013
	(in millions)
East Dubuque Facility	$2.3	$0.2	$0.2
Pasadena Facility	0.9	0.2	0.3

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

Certain environmental regulations and risks associated with our business are outlined below. We strive to maintain compliance with these regulations; however, they are complex and varied, and our operations are heavily regulated, and we may, from time to time, fall out of compliance. For example, the Pasadena Facility may not comply with wastewater and stormwater discharge requirements and solid and hazardous waste requirements. As another example, the Illinois Environmental Protection Agency, or the IEPA, alleged that an ammonia release at our East Dubuque Facility violated environmental laws, and we entered into a settlement agreement with the IEPA in August 2013 requiring us to connect a device at the facility to an ammonia safety flare by December 1, 2015, which we completed by the specified date.

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

In July 2011, we voluntarily began operating what we believe is the first tertiary nitrous oxide, or N2O, catalytic converter in the United States on one of our nitric acid plants at our East Dubuque Facility. This converter is designed to convert approximately 90% of the N2O generated in our production of nitric acid into nitrogen and oxygen at that one plant. During the period August 21, 2014 through May 14, 2015, 81%, or 220 metric tonnes, of N2O generated by that plant was converted into nitrogen and oxygen. In late December 2013, we installed a N2O abatement catalyst in the other nitric acid plant at our East Dubuque Facility. This catalyst is also designed to convert approximately 90% of the N2O generated in our production of nitric acid into nitrogen and oxygen. During the period January 27, 2015, through November 4, 2015, 91%, or 380 metric tonnes, of N2O generated by that plant was converted into nitrogen and oxygen. We monitor and record the reduction in N2O emissions, which is verified by a third party. We have listed the credits on an active registry, such as the Climate Registry maintained by the Climate Action Reserve, and sell the credits for a profit. We have entered into a five-year agreement to supply emission reduction credits with sales totaling $0.5 million for the year ended December 31, 2015, $0.5 million for the year ended December 31, 2014 and $0.1 million for the year ended December 31, 2013.

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

Environmental Insurance. We have a premises pollution liability insurance policy which covers third party bodily injury and property damages claims, remediation costs and associated legal defense expenses for pollution conditions at or migrating from our facilities and the transportation risks associated with moving waste from our facilities to offsite locations for unloading or depositing waste. The policy also covers business interruptions and non-owned disposal sites. Our policy is subject to a limit and self-insured retention and contains other terms, exclusions, conditions and limitations that could apply to a particular pollution condition claim, including the closure of the gypsum stacks (the responsibility of ExxonMobil) and we cannot guarantee that a claim will be adequately insured for all potential damages.

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

Employees

As of December 31, 2015, we had 103 non-unionized and salaried employees, and 165 unionized employees. We believe that we have good relations with our employees. We have collective bargaining agreements in place covering unionized employees at our East Dubuque Facility and our Pasadena Facility. The agreement for the East Dubuque Facility expires on October 17, 2016. There are two agreements for the Pasadena Facility. One agreement expires on March 28, 2017 and the other expires on April 30, 2017. We have not experienced labor disruptions in the recent past.

Financial Information

We operate in two business segments. All of our properties are located in the United States and all of the related revenues are derived from purchasers located in the United States. Our financial information is included in “Part II—Item 8. Financial Statements and Supplementary Data.”

Properties

We operate our East Dubuque Facility on a 210 acre site in East Dubuque, Illinois adjacent to the Mississippi River. We own the land, buildings, several special purpose structures, equipment, storage tanks and specialized truck, rail and river barge loading facilities, and hold easements for the roadways, the rail track and the barge dock.

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

We may not have sufficient cash available for distribution each quarter to enable us to pay any distributions to our common unitholders. Furthermore, our partnership agreement does not require us to pay distributions on a quarterly basis or otherwise. The amount of cash we are able to distribute on our common units principally depends on the amount of cash flow we generate from our operations, which is directly dependent upon the operating margins we generate, which have been volatile historically, and cash collections under prepaid contracts for our products. Our operating margins are significantly affected by the price and availability of natural gas, ammonia and sulfur, market-driven product prices we are able to charge our customers and our production costs, as well as seasonality, weather conditions, governmental regulation, unplanned maintenance or shutdowns at our facilities and global and domestic demand for nitrogen fertilizer products, among other factors. In addition:

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

In recent years, we have generated positive income from operations and positive cash flow from operations. However, in the past, we sustained losses and negative cash flow from operations. Our profits and cash flow are subject to changes in the prices for our products and our main inputs, natural gas, ammonia and sulfur, which are commodities, and, as such, the prices can be volatile in response to numerous factors outside of our control. For example, during the year ended December 31, 2014, the market prices for ammonia and sulfur increased at a faster rate than the increase in prices for our ammonium sulfate and sulfur acid products. As a result, our Pasadena Facility had to write-down $6.0 million of ammonium sulfate inventory to market value, which contributed to a gross loss at the Pasadena Facility for the year. Further, our profits depend on maintaining high rates of production of our products, and interruptions in operations at our facilities could materially adversely affect our profitability. In the fourth quarter of 2013, we experienced disruptions at both of our facilities. The Pasadena Facility underwent a turnaround in December 2013, which lasted longer than anticipated due to issues with a contractor and weather delays, and experienced several relatively small disruptions in production that, in the aggregate, negatively impacted production in 2013. The East Dubuque Facility also experienced a turnaround and a fire, which halted the production of all products in late November and for most of December 2013. These events significantly contributed to a substantial decrease in sales volume in ammonia and UAN sales between the years ended December 31, 2013 and 2012. If we are not able to operate our facilities at a profit or if we are not able to retain cash or access a sufficient amount of financing for our working capital needs, our business, financial condition, cash flow, results of operations and ability to pay cash distributions could be materially adversely affected, which could adversely affect the trading price of our common units.

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

Some competitors have greater total resources, or better name recognition, and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. For example, certain of our East Dubuque Facility’s nitrogen fertilizer competitors have recently expanded production capacity for their nitrogen fertilizer products. Furthermore, a few dormant nitrogen production facilities located outside of the East Dubuque Facility’s core market have recently resumed operations. The additional capacity has placed downward pressure on average sales prices for ammonia and UAN. Moreover, we may face additional competition due to further expansion of facilities that are currently operating and the reopening of currently dormant facilities. Also, other producers of nitrogen fertilizer products are contemplating the construction of new nitrogen fertilizer facilities in North America, including in the Mid Corn Belt. For example, OCI has announced that it is constructing a facility located 165 miles away from our East Dubuque Facility that is designed to produce between 1.5 to 2.0 million metric tons per year of ammonia, urea, UAN and diesel exhaust fluid. The facility is expected to begin production in 2016. If a new nitrogen fertilizer facility is completed in the East Dubuque Facility’s core market, it could benefit from the same competitive advantage associated with the location of the facility. As a result, the completion of such a facility could have a material adverse effect on our business and cash flow.

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

The equipment at our facilities could fail and could be difficult to replace. Our facilities may be subject to significant interruption if they were to experience a major accident or equipment failure, including accidents or equipment failures caused during expansion projects, or if they were damaged by severe weather or natural disaster. Significant shutdowns at our facilities could significantly reduce the amount of product available for sale, which could reduce or eliminate profits and cash flow from our operations. In the fourth quarter of 2013, for example, we experienced operational disruptions at both of our facilities, which negatively affected our results of operations. Our East Dubuque Facility halted production due to a fire and operated at reduced rates following its turnaround after the discovery of the need for repairs to the foundation of one of its syngas compressors. Our Pasadena Facility also underwent a turnaround in December 2013, which lasted longer than anticipated due to issues with a contractor and weather delays. In addition, we are currently replacing an ammonia synthesis converter at our East Dubuque Facility, which we expect to be completed before the end of summer 2016. However, if the existing ammonia synthesis converter were to fail or suffer damage prior to completion of its replacement, this could cause a shutdown of our East Dubuque Facility. Repairs to our facilities could be expensive, and could be so extensive that our facilities could not economically be placed back into service. It has become increasingly difficult to obtain replacement parts for equipment and the unavailability of replacement parts could impede our ability to make repairs to our facilities when needed. We currently maintain property insurance, including business interruption insurance, but we may not have sufficient coverage, or may be unable in the future to obtain sufficient coverage at reasonable costs. A prolonged disruption at our facilities could materially affect the cash flow we expect from our facilities, or lead to a default under our GE Credit Agreement or our Notes. In addition, operations at our facilities are subject to hazards inherent in chemical processing. Some of those hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. As a result, operational disruptions at our facilities could materially adversely impact our business, financial condition, results of operations and cash flow.

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

The profitability of operating our East Dubuque Facility is significantly dependent on the cost of natural gas, and our East Dubuque Facility has operated in the past, and may operate in the future, at a net loss. Local factors may affect the price of natural gas available to us, in addition to factors that determine the benchmark prices of natural gas. Since we expect to purchase a substantial portion of our natural gas for use in our East Dubuque Facility on the spot market we remain susceptible to fluctuations in the price of natural gas in general and in local markets in particular. We also expect to use short-term, fixed supply, fixed price forward purchase contracts to lock in pricing for a portion of our natural gas requirements. Our ability to enter into forward purchase contracts is dependent upon our creditworthiness and, in the event of a deterioration in our credit, counterparties could refuse to enter into forward purchase contracts on acceptable terms. If we are unable to enter into forward purchase contracts for the supply of natural gas, we would need to purchase natural gas on the spot market, which would impair our ability to hedge our exposure to risk from fluctuations in natural gas prices. If we fix the price of natural gas with forward purchase contracts, and natural gas prices decrease, then our cost of sales could be higher than it would have been in the absence of the forward purchase contracts. However, forward purchase contracts may not protect us from all of the increases in natural gas prices. A hypothetical increase of $0.10 per MMBtu of natural gas would increase our cost to produce one ton of ammonia by approximately $3.35. Higher than anticipated costs for the catalyst and other materials used at our East Dubuque Facility could also adversely affect operating results. These increased costs could materially and adversely affect our results of operations, financial condition and ability to make cash distributions to our unitholders.

Any interruption in the supply of natural gas to our East Dubuque Facility through Nicor could have a material adverse effect on our results of operations, financial condition and our ability to make cash distributions.

Our East Dubuque operations depend on the availability of natural gas. We have an agreement with Nicor pursuant to which we access natural gas from the ANR and Northern Natural Gas pipelines. Our access to satisfactory supplies of natural gas through Nicor could be disrupted due to a number of causes, including volume limitations under the agreement, pipeline malfunctions, service interruptions, mechanical failures or other reasons. The agreement, as amended, extends for five consecutive periods of 12 months each, with the first period having commenced on November 1, 2010 and the last period ending October 31, 2016. For each period, Nicor may establish a bidding period during which we may match the best bid received by Nicor for the natural gas capacity provided under the agreement. We could be out-bid for any of the remaining periods under the agreement. In addition, upon expiration of the last period, we may be unable to renew the agreement on satisfactory terms, or at all. Any disruption in the supply of natural gas to our East Dubuque Facility could restrict our ability to continue to make products at the facility. In the event we needed to obtain natural gas from another source, we would need to build a new connection from that source to our East Dubuque Facility and negotiate related easement rights, which would be costly, disruptive and/or unfeasible. As a result, any interruption in the supply of natural gas through Nicor could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions to our unitholders.

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

During the year ended December 31, 2014, the prices paid by our Pasadena Facility for ammonia and sulfur increased substantially, which increased our costs of inputs, but the prices of our products did not rise at the same rate. As a result, during the year ended December 31, 2014, we had significant amounts of inventory at costs representing input costs higher than the current market price for our products, and we incurred an approximate $6.0 million write-down of ammonium sulfate inventory. During 2015, we incurred an approximate $2.2 million write-down of ammonium sulfate inventory. Market prices for ammonia and sulfur products may continue to remain low, which could have a material adverse effect on our results of operations and financial condition.

The success of our ammonium sulfate fertilizer business depends on our ability to improve product sales and margins and to reduce cost at the Pasadena Facility.

Our ammonium sulfate fertilizer business has a limited operating history upon which its business and products can be evaluated. The Pasadena Facility produced phosphate fertilizer until early 2011 when it underwent a conversion to produce ammonium sulfate fertilizer products. In late 2014, we restructured operations at our Pasadena Facility, including to reduce expected annual production of ammonium sulfate by approximately 25 percent to 500,000 tons. Because our ammonium sulfate fertilizer business has a limited operating history, we may not be able to effectively:

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

We have recorded goodwill and asset impairment charges and recorded write-downs of finished goods and raw material inventories with respect to our Pasadena Facility, and we could be required to record additional material impairment charges and write-downs in the future.

During 2014, we lowered our profitability expectations for the Pasadena Facility primarily due to lower projected market prices for ammonium sulfate. As a result, during the year ended December 31, 2014, we recorded a goodwill impairment charge of $27.2 million relating to the Agrifos Acquisition, and we incurred an approximate $6.0 million write-down of ammonium sulfate inventory. During 2015, we recorded asset impairment charges relating to the Pasadena Facility totaling $160.6 million and wrote down the value of ammonium sulfate inventory by $2.2 million to its net realizable value. The future profitability of our Pasadena Facility will be significantly affected by, among other things, nitrogen fertilizer product prices and the prices of the inputs to its production processes. It is possible that adverse changes to supply and demand factors relating to the Pasadena Facility’s nitrogen fertilizer products could require us to lower further our expectations for the profitability of the facility in the future. If this were to occur, we could be required to record additional material impairment charges, including with respect to impairment of long-lived assets, and additional write-downs, which could have a material adverse effect on our results of operations, the trading price of our common unit and our reputation.

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

The EPA reached a CAFO with ExxonMobil in September 2010 making ExxonMobil responsible for closure of the stacks, proper disposal of process wastewater related to the stacks and other expenses. In addition, the asset purchase agreement between a subsidiary of Agrifos and ExxonMobil, or the 1998 APA, pursuant to which the subsidiary purchased the Pasadena Facility in 1998 also makes ExxonMobil liable for closure and post-closure care of the stacks, with certain limitations relating to use of the stacks after the date of the agreement, including the limitations that remediation and demolition debris not be deposited on “stack 1” and that any naturally-occurring radioactive material, or NORM, deposited on stack 1 not be commingled with NORM deposited by ExxonMobil and be removed prior to closure of stack 1. ExxonMobil is in the process of closing the “south stack” (a large phosphogypsum stack that combines “stacks 2, 3 and 5”) and “stack 4” at the facility. ExxonMobil has not yet started closure of “stack 1” at the facility, which is the only remaining stack that is currently in use for disposal of waste streams. Although ExxonMobil has expended significant funds and resources relating to the closures, we cannot assure you that ExxonMobil will remain able and willing to complete closure and post-closure care of the stacks in the future, including as a result of actions taken by Agrifos prior to the closing of the Agrifos Acquisition (such as if Agrifos deposited remediation or demolition debris on stack 1, or commingled its NORM with ExxonMobil’s NORM on stack 1). As of January 2016, ExxonMobil estimated that its total outstanding costs associated with the closures and long-term maintenance, monitoring and care of the stacks will be $51.2 million over the next 50 years. However, the actual amount of such costs could be in excess of this amount.

As discussed above, the costs of closure and post-closure care of the stacks will be substantial. If we become financially responsible for the costs of closure of the stacks, this would have a material adverse effect on our business, cash flow and ability to make cash distributions to our unitholders. The purchaser of the Pasadena Facility assumed liabilities for any environmental claims that may arise with respect to the Pasadena Facility, including closure of the phosphogysum stacks and post-closure care, and it will also have the same indemnification rights from ExxonMobil that we had.

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

In the past, governmental authorities have alleged or determined that the Pasadena Facility has been in substantial noncompliance with environmental laws and the Pasadena Facility has been the subject of numerous regulatory enforcement actions. The facility has also been subject to a number of past or current governmental enforcement actions, consent agreements, orders, and lawsuits, including, as examples, actions concerning the closure of the phosphogypsum stacks at the facility, the release of process water and wastewater, emissions of sulfuric acid mist, releases of ammonia and other hazardous substances, various alleged Clean Water Act violations, the potential for off-site contamination, and other matters. In the future, we may be required to expend significant funds to attain or maintain compliance with environmental laws. For example, the facility may not comply with sulfuric acid mist emission limits. Following closure of phosphogypsum stack 1 at the facility, we may need to upgrade the facility’s wastewater system and arrange for offsite disposal of wastes that are currently disposed of onsite in order to maintain compliance with environmental laws, and the costs to design, construct, and operate such a system could be material. Regulatory findings of noncompliance could trigger sanctions, including monetary penalties, require installation of control or other equipment or other modifications, adverse permit modifications, the forced curtailment or termination of operations or other adverse impacts.

The costs we may incur in connection with the matters described above are not reasonably estimable and could be material. Subject to the terms and conditions of the 1998 APA, we are entitled to indemnification from ExxonMobil for certain losses relating to environmental matters relating to the facility and arising out of conditions present prior to our acquisition of the facility. However, our rights to indemnification under this agreement is subject to important limitations, and we cannot assure you we will be able to obtain payment from ExxonMobil on a timely basis, or at all. Depending on the amount of the costs we may incur for such matters in a given period, this could have a material adverse effect on the results of our business, cash flow and ability to make cash distributions to our unitholders. The purchaser of the Pasadena Facility assumed liabilities for any environmental claims that may arise with respect to the Pasadena Facility, including in connection with the matters described above, and it will also have the same indemnification rights from ExxonMobil that we had.

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

Our East Dubuque Facility has been in operation since 1965. Our Pasadena Facility has been in operation producing various products since the 1940s. In 2011, the Pasadena Facility was converted to the production of high-quality granulated synthetic ammonium sulfate, and began selling ammonium sulfate and ammonium thiosulfate as its primary products. Historically, our East Dubuque Facility and Pasadena Facility have required a planned maintenance turnaround every two to three years. Starting with our planned maintenance turnaround in 2016, our East Dubuque Facility will have a planned maintenance turnaround every three years. Turnarounds at our East Dubuque Facility generally last between 15 and 30 days, and turnarounds at our Pasadena Facility generally last between 14 and 25 days. We intend to alternate the year in which a turnaround occurs at each facility, so that both facilities do not experience a turnaround in the same year. Upon completion of a facility turnaround, we may face delays and difficulties restarting production at our facilities. During the fourth quarter of 2013, our East Dubuque Facility halted production due to a turnaround and a fire. Our Pasadena Facility also underwent a turnaround in December of 2013, which lasted longer than anticipated due to issues with a contractor and weather delays. The duration of our turnarounds or other shutdowns, and the impact they have on our operations, have in the past and could in the future materially adversely affect our cash flow and ability to make cash distributions in the quarter or quarters in which such turnarounds or shutdowns occur.

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

Our business depends on significant customers, and the loss of one or several significant customers may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions to our unitholders. In the aggregate, our top five ammonia customers represented 60%, 62% and 57%, respectively, of our ammonia sales for the years ended December 31, 2015, 2014 and 2013, and our top five UAN customers represented 66%, 58% and 59%, respectively, of our UAN sales for the same periods. For the years ended December 31, 2015, 2014 and 2013, 0%, 0% and 2%, respectively, of our East Dubuque Facility’s total product sales were to Agrium as a direct customer (rather than a distributor) and 11%, 12% and 12%, respectively, of our East Dubuque Facility’s total product sales were to CPS, a controlled affiliate of Agrium. During the period January 1, 2013 through December 31, 2015, the marketing agreement with IOC accounted for 80% or more of our Pasadena Facility’s total revenues. Given the nature of our business, and consistent with industry practice, we generally do not have long-term minimum sales contracts with any of our customers. If our sales to any of our significant customers were to decline, we may not be able to find other customers to purchase the excess supply of our products. The loss of one or several of our significant customers, or a significant reduction in purchase volume by any of them, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

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

We are subject to a number of federal and state laws and regulations related to safety, including OSHA and comparable state statutes, the purpose of which are to protect the health and safety of workers. In addition, OSHA requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities, and local residents. Failure to comply with OSHA requirements and other related state regulations, including general industry standards, record keeping requirements and monitoring and control of occupational exposure to regulated substances, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions to our unitholders if we are subjected to significant penalties, fines or compliance costs.

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

Efficient production of nitrogen fertilizer using modern techniques and equipment requires skilled employees. To the extent that the services of skilled labor becomes unavailable to us for any reason, including as a result of the expiration and non-renewal of our collective bargaining agreement or the retirement of experienced employees from our aging work force, we would be required to hire other personnel. We have a collective bargaining agreement in place covering unionized employees at our East Dubuque Facility which will expire in October 2016. In addition, we have two collective bargaining agreements for our Pasadena Facility. One of these agreements expires on March 28, 2017, and the other will expire on April 30, 2017. Upon expiration, we may be unable to renew the collective bargaining agreements on satisfactory terms or at all. We face hiring competition from our competitors, our customers and other companies operating in our industry, and we may not be able to locate or employ qualified replacements on acceptable terms or at all. If our current skilled employees quit, retire or otherwise cease to be employed by us and we are unable to locate or hire qualified replacements, or if the cost to locate and hire qualified replacements for these employees increases materially, our results of operations and cash available for distribution to our unitholders could be adversely affected.

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

The Indenture prohibits us from making distributions to our common unitholders if any Default (except a Reporting Default) or Event of Default (each as defined in the Indenture) exists. In addition, the Indenture contains covenants limiting our ability to pay distributions to our common unitholders. The covenants apply differently depending on our Fixed Charge Coverage Ratio (as defined in the Indenture). If the Fixed Charge Coverage Ratio is not less than 1.75 to 1.0, we will generally be permitted to make restricted payments, including distributions to our common unitholders, without substantive restriction. If the Fixed Charge Coverage ratio is less than 1.75 to 1.0, we will generally be permitted to make restricted payments, including distributions to our common unitholders, up to an aggregate $60.0 million basket plus certain other amounts referred to as “incremental funds” under the Indenture. For the year ended December 31, 2015, our Fixed Charge Coverage ratio was 4.81 to 1.00.

Under the GE Credit Agreement, in the event that less than 30% of the commitment amount is available for borrowing on any distribution date, in order to make a distribution on such date (a) the Partnership must maintain a first lien leverage ratio no greater than 1.0 to 1.0 and (b) the sum of (i) the undrawn amount under the GE Credit Facility and (ii) cash maintained by the Partnership and its subsidiaries in collateral deposit accounts must be at least $5 million, in each case, on a pro forma basis. In addition, before the Partnership can make distributions, there cannot be any default under the GE Credit Agreement. The GE Credit Agreement also contains a springing financial covenant requirement that the Partnership maintain a first lien leverage ratio not to exceed 1.0 to 1.0 (a) at the end of each fiscal quarter where less than 30% of the commitment amount is available for drawing under the GE Credit Facility or (b) a default has occurred and is continuing. As of December 31, 2015, the first lien leverage ratio was 0.33 to 1.0.

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

In February 2015, RNHI, an indirect wholly owned subsidiary of Rentech, obtained financing by entering into an amended and restated credit agreement (the “A&R Credit Agreement”). At December 31, 2015, Rentech had outstanding borrowings of $95.0 million under such facility. As a result of the A&R Credit Agreement, we are subject to risks relating to the A&R Credit Agreement.

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

On August 9, 2015, the Partnership entered into the Merger Agreement under which the Partnership and our general partner will merge with affiliates of CVR Partners. Consummation of the Merger is subject to certain conditions. We cannot assure you that the conditions to the Merger will be satisfied, or where waiver is permissible, waived, or that the Merger will close in the expected time frame or at all.  If the Merger is not consummated, or if there are significant delays in consummating the Merger, our unit price and future business and financial results could be negatively affected, and will be subject to several risks, including the following:

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

•

the Partnership would not realize the anticipated benefits of the Merger, including, without limitation, (i) more diversified assets, feedstocks and markets, increased scale and production capacity and a stronger balance sheet and increased liquidity in the capital markets than the Partnership as a stand-alone entity and (ii) expected annual run-rate operating synergies of at least $12 million for the combined entity, including cost savings and logistics, procurement and marketing improvements; and

•

the attention of our general partner’s management will have been diverted to the Merger rather than the Partnership’s own operations and pursuit of other opportunities that could have been beneficial to the Partnership.

Subsequent to the announcement of the Merger, two putative class action lawsuits were commenced on behalf of the public unitholders of the Partnership against the Partnership, our general partner and certain other parties seeking, among other things, to enjoin the Merger. On February 1, 2016, plaintiffs and defendants entered into a memorandum of understanding providing for the proposed settlements of the lawsuits. Additional lawsuits with similar allegations may be filed. One of the conditions to the closing of the Merger is that no law, order, judgment or injunction shall have been issued, enacted or promulgated by a court of competent jurisdiction or other governmental authority restraining or prohibiting a party from consummating the Merger. Accordingly, if any plaintiff is successful in obtaining an injunction prohibiting the consummation of the Merger, then such injunction may prevent the Merger from becoming effective, or delay its becoming effective within the expected time frame.

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

Rentech indirectly owns 59.6% of our common units. Our general partner may be removed by a vote of the holders of at least 66 2/3% of our outstanding common units, including any common units held by our general partner and its affiliates (including Rentech), voting together as a single class. As a result, public holders of our common units are not able to remove the general partner, under any circumstances, unless Rentech sells some of the common units that it owns or we sell additional units to the public.

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

ITEM 3. LEGAL PROCEEDINGS

As disclosed in Note 10 — Commitment and Contingencies to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in this report, we are engaged in certain legal matters, and the disclosure set forth in Note 10 relating to such legal matters is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF COMMON UNITS

Our common units are traded on the New York Stock Exchange, or the NYSE, under the symbol “RNF.” The following table sets forth the range of high and low closing prices for our common units as reported by the NYSE for each quarterly period during the years ended December 31, 2015 and 2014:

Year Ended December 31, 2015	High	Low
First Quarter, ended March 31, 2015	$15.92	$10.54
Second Quarter, ended June 30, 2015	$15.64	$14.03
Third Quarter, ended September 30, 2015	$15.32	$10.30
Fourth Quarter, ended December 31, 2015	$12.85	$9.80

Year Ended December 31, 2014	High	Low
First Quarter, ended March 31, 2014	$21.10	$17.30
Second Quarter, ended June 30, 2014	$19.07	$15.42
Third Quarter, ended September 30, 2014	$16.79	$12.39
Fourth Quarter, ended December 31, 2014	$12.88	$8.97

The number of unitholders of record as of February 29, 2016 was 55. Based upon the securities position listings maintained for our common units by registered clearing agencies, we estimate the number of beneficial owners is not less than 10,100.

Our policy is generally to distribute to our unitholders all of the cash available for distribution that we generate each quarter, subject to a determination by the board of directors of our general partner that our projected liquidity is adequate to provide for our forecasted operating and working capital needs, which could materially affect our liquidity and limit our ability to grow. Cash distributions for each quarter will be determined by the board of directors of our general partner following the end of each quarter. Cash available for distribution for each quarter will generally be calculated as the cash we generate during the quarter, less cash needed for maintenance capital expenditures not funded by capital proceeds, debt service and other contractual obligations, and any increases in cash reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate. Increases or decreases in such reserves may be determined at any time by the board of directors of our general partner as it considers, among other things, the cash flows or cash needs expected in approaching periods. We do not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, nor do we intend to incur debt to pay quarterly distributions. As a result of our quarterly distributions, our liquidity may be significantly affected. However, our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we may change our distribution policy at any time and from time to time. Any distributions made by us to our unitholders will be done on a pro rata basis. Distributions will be paid on or about 60 days after the end of each quarter. Additionally, the Merger Agreement permits us to make distributions of cash available for distribution calculated in accordance with the Merger Agreement, which generally requires the calculation to be consistent with our historical practice.

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

The following is a summary of cash distributions paid to common unitholders and holders of phantom units during the years ended December 31, 2015 and 2014 for the respective quarter to which the distributions relate:

	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	Total Cash Distributions Paid in 2015
	(in thousands, except for per unit amounts)
Distribution to common unitholders - affiliates	$6,975	$8,370	$23,250	$5,813	$44,408
Distribution to common unitholders - non-affiliates	4,763	5,714	15,884	3,971	30,332
Total amount paid	$11,738	$14,084	$39,134	$9,784	$74,740
Per common unit	$0.30	$0.36	$1.00	$0.25	$1.91
Common and phantom units outstanding	39,127	39,121	39,134	39,134

	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	Total Cash Distributions Paid in 2014
	(in thousands, except for per unit amounts)
Distribution to common unitholders - affiliates	$1,162	$1,861	$3,022	$1,163	$7,208
Distribution to common unitholders - non-affiliates	792	1,266	2,060	789	4,907
Total amount paid	$1,954	$3,127	$5,082	$1,952	$12,115
Per common unit	$0.05	$0.08	$0.13	$0.05	$0.31
Common and phantom units outstanding	39,081	39,081	39,098	39,030

On February 29, 2016, we made a cash distribution to our common unitholders and payments to holders of phantom units for the period October 1, 2015 through and including December 31, 2015 of $0.10 per unit, or $3.9 million in the aggregate.

Equity Compensation Plan Information

See “Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Purchases of Equity Securities by the Issuer

We did not repurchase any of our common units during the year ended December 31, 2015, and we do not have any announced or existing plans to repurchase any of our common units.

ITEM 6. SELECTED FINANCIAL DATA

During 2012, the board of directors of our general partner approved a change in our fiscal year end from September 30 to December 31. The following tables include selected summary financial data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, the three months ended December 31, 2011 and 2010 and the fiscal year ended September 30, 2011. The statement of operations data for the calendar year ended December 31, 2011 was derived by deducting the statement of operations data for the three months ended December 31, 2010 from the statement of operations data for the fiscal year ended September 30, 2011 and then adding the statement of operations data from the three months ended December 31, 2011. The statements of operations data for calendar year ended December 31, 2011 and the three months ended December 31, 2010, while not required, are presented for comparison purposes.

The operations of the Pasadena Facility are included effective November 1, 2012, the date of the closing of the Agrifos Acquisition. The data below should be read in conjunction with “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Item 8. Financial Statements and Supplementary Data.”

	Calendar Years Ended December 31,					Three Months Ended December 31,		Fiscal Year Ended September 30,
	2015	2014	2013	2012	2011	2011	2010	2011
					(unaudited)		(unaudited)
	(in thousands, except per unit data, product pricing, $ per MMBtu and on-stream factors)
STATEMENTS OF OPERATIONS DATA
Revenues	$340,731	$334,612	$311,375	$261,635	$199,909	$63,014	$42,962	$179,857
Cost of Sales	$239,969	$274,135	$240,021	$129,796	$113,911	$37,460	$26,835	$103,286
Gross profit	$100,762	$60,477	$71,354	$131,839	$85,998	$25,554	$16,127	$76,571
Operating income (loss)	$(81,099)	$13,213	$19,157	$111,563	$77,918	$22,648	$14,584	$69,854
Other expenses, net	$20,360	$14,257	$15,185	$4,257	$32,218	$12,193	$7,488	$27,513
Income (loss) before income taxes	$(101,459)	$(1,044)	$3,972	$107,306	$45,700	$10,455	$7,096	$42,341
Income tax (benefit) expense	$67	$18	$(96)	$303	$14,643	$—	$2,772	$17,415
Net income (loss)	$(101,526)	$(1,062)	$4,068	$107,003	$31,057	$10,455	$4,324	$24,926
Net income subsequent to initial public offering (November 9, 2011 through December 31, 2011)					$11,331	$11,331
Net income (loss) per common unit - Basic and Diluted	$(2.62)	$(0.03)	$0.10	$2.78	$0.30	$0.30
Weighted-average units used to compute net income (loss) per common unit:
Basic	38,924	38,898	38,850	38,350	38,250	38,250
Diluted	38,924	38,898	38,945	38,352	38,255	38,255
FINANCIAL AND OTHER DATA
Net cash flow provided by (used in):
Operating activities	$79,478	$64,879	$44,458	$132,546	$53,973	$(5,979)	$23,717	$83,668
Investing activities	$(36,443)	$(72,560)	$(90,540)	$(186,825)	$(26,740)	$(11,566)	$(2,212)	$(17,386)
Financing activities	$(55,240)	$1,649	$24,343	$65,242	$(19,018)	$11,009	$(19,818)	$(49,844)
Adjusted EBITDA (1)	$104,457	$64,677	$66,498	$128,154	$88,624	$25,935	$17,189	$79,878
Cash available for distribution (1)	$66,562	$21,786	$64,873	$127,145	$20,249	$20,249
Cash available for distribution per unit (1)	$1.71	$0.56	$1.67	$3.30	$0.53	$0.53
KEY OPERATING DATA
Products sold (tons):
Ammonia (2)	186	153	103	149	135	55	44	125
UAN (2)	276	267	269	291	301	65	79	315
Ammonium sulfate (3)	473	572	428	115
Products pricing (dollars per ton)
Ammonia (2)	$538	$549	$650	$669	$652	$684	$512	$588
UAN (2)	$255	$280	$295	$326	$297	$307	$193	$269
Ammonium sulfate (3)	$236	$203	$251	$300
Production (tons):
Ammonia (2)	340	324	244	293	261	63	75	273
UAN (2)	279	269	262	301	294	68	86	312
Ammonium sulfate (3)	526	522	465	88
Natural gas used in production (2):
Volume (MMBtu)	12,301	11,487	8,942	10,644	9,789	2,299	2,813	10,303
Pricing ($ per MMBtu)	$3.53	$4.98	$4.18	$3.55	$4.74	$4.71	$4.82	$4.76
Natural gas in cost of sales (2):
Volume (MMBtu)	12,348	11,335	10,085	11,166	10,893	3,414	3,056	10,275
Pricing ($ per MMBtu)	$3.74	$5.00	$4.16	$3.59	$4.76	$4.75	$4.38	$4.66
On-stream factors (4):
Ammonia (2)	98.4%	95.6%	83.6%	95.4%	92.3%	83.7%	100.0%	96.4%
UAN (2)	97.0%	95.3%	84.1%	95.1%	92.6%	84.8%	100.0%	96.4%
Ammonium sulfate (3) (5)	87.0%	82.7%	76.2%	88.0%

	As of December 31,						As of September 30,
	2015	2014	2013	2012	2011	2010	2011
						(unaudited)
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA
Cash	$15,823	$28,028	$34,060	$55,799	$44,836	$36,621	$51,372
Working Capital	$12,038	$14,499	$21,188	$23,218	$31,645	$(6,350)	$(32,270)
Construction in Progress	$23,712	$47,758	$33,531	$61,147	$7,062	$4,553	$20,318
Total assets	$241,370	$406,001	$397,940	$370,187	$130,443	$113,651	$144,783
Debt	$347,575	$326,685	$311,596	$186,832	$—	$91,378	$138,625
Total long-term liabilities	$354,165	$333,832	$316,238	$186,503	$277	$68,170	$109,672
Total partners' capital (deficit) / stockholders' equity (deficit)	$(166,266)	$8,891	$23,125	$109,404	$99,191	$(22,843)	$(76,133)

(1)

Adjusted EBITDA is defined as net income (loss) plus net interest expense and other financing costs, loss on debt extinguishment, income tax (benefit) expense, depreciation and amortization, various impairment charges and fair value adjustment to earn-out consideration, less the loss on interest rate swaps. We calculate cash available for distribution as used in this table as Adjusted EBITDA plus non-cash compensation expense and distribution of cash reserves, less the sum of maintenance capital expenditures not funded by financing proceeds, net interest expense and other debt service and cash reserved for working capital purposes. Adjusted EBITDA and cash available for distribution are used as supplemental financial measures by management and by external users of our consolidated financial statements, such as investors and commercial banks, to assess:

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

The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss) for the periods presented.

	For the Years Ended December 31,					Three Months Ended December 31,		Fiscal Year Ended September 30,
	2015	2014	2013	2012	2011	2011	2010	2011
	(unaudited, in thousands)
Net income (loss)	$(101,526)	$(1,062)	$4,068	$107,003	$31,057	$10,455	$4,324	$24,926
Add:
Net interest expense	21,701	19,057	14,098	1,424	12,735	1,933	2,899	13,701
Pasadena asset impairment	160,622
Pasadena goodwill impairment	—	27,202	30,029	—	—	—	—	—
Agrifos settlement	—	(5,632)	—	—	—	—	—	—
Loss on debt extinguishment	—	635	6,001	2,114	19,486	10,263	4,593	13,816
Gain on fair value adjustment to earn-out consideration	—	—	(4,920)	—	—	—	—	—
Loss on interest rate swap	—	—	7	951	—	—	—	—
Income tax (benefit) expense	67	18	(96)	303	14,643	—	2,772	17,415
Depreciation and amortization	24,934	24,257	17,312	12,460	10,706	3,287	2,601	10,020
Acquisition costs	—	—	—	4,131	—	—	—	—
Other	(1,341)	202	(1)	(232)	(3)	(3)	—	—
Adjusted EBITDA	$104,457	$64,677	$66,498	$128,154	$88,624	$25,935	$17,189	$79,878

The table below reconciles cash available for distribution to Adjusted EBITDA, both of which are non-GAAP financial measures, for the periods presented.

	For the Years Ended December 31,					Three Months Ended December 31,
	2015	2014	2013	2012	2011	2015(a)	2011
	(unaudited, in thousands, except per unit data)
Adjusted EBITDA	$104,457	$64,677	$66,498	$128,154	$88,624	$18,607	$25,935
Less: Activity prior to initial public offering	—	—	—	—	(64,489)	—	(1,800)
Plus: Non-cash compensation expense	1,075	1,283	1,460	2,827	63	193	63
Less: Maintenance capital expenditures (b)	(14,591)	(17,188)	(10,984)	(8,500)	(266)	(5,938)	(266)
Plus: Portion of maintenance capital expenditures funded by offering proceeds	—	—	—	—	1,765	—	1,765
Less: Net interest expense	(21,701)	(19,057)	(17,972)	(1,446)	(57)	(5,557)	(57)
Less: Cash reserved for working capital	(4,112)	(7,929)	—	—	(5,391)	(3,407)	(5,391)
Plus: Distribution of cash reserves for working capital	1,434	—	25,871	6,110	—	—	—
Cash available for distribution	$66,562	$21,786	$64,873	$127,145	$20,249	$3,898	$20,249
Cash available for distribution per unit	$1.71	$0.56	$1.67	$3.30	$0.53	$0.10	$0.53
Common units outstanding (c)	38,925	38,868	38,856	38,529	38,250	38,985	38,250

(a)	The amounts in this column are also included in the amounts for the calendar year ended December 31, 2015. This column provides information relating to the cash distribution paid on February 29, 2016.
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
(4)

The respective on-stream factors for the ammonia and UAN plant equal the total days the applicable plant operated in any given period, divided by the total days in that period. The respective on-stream factors for the ammonium sulfate plant equal the total minutes the applicable plant operated in any given period, divided by the total minutes in that period.

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

OVERVIEW

We are a Delaware master limited partnership formed in July 2011 by Rentech to own, operate and expand our fertilizer business. We own and operate two fertilizer facilities: our East Dubuque Facility and our Pasadena Facility. Our East Dubuque Facility is located in East Dubuque, Illinois and produces primarily ammonia and UAN using natural gas as the facility’s primary feedstock. Our Pasadena Facility is located in Pasadena, Texas, and produces ammonium sulfate, ammonium thiosulfate and sulfuric acid, using ammonia and sulfur as the facility’s primary feedstocks.

On August 9, 2015, we entered into the Merger Agreement under which we and our general partner will merge with CVR Partners, and the Partnership will cease to be a public company and will become a wholly owned subsidiary of CVR Partners. Upon closing of the Merger, each outstanding unit of the Partnership will be exchanged for 1.04 common units of CVR Partners and $2.57 of cash. The Merger Agreement required us to either sell the Pasadena Facility to a third party or spin-out ownership of the Pasadena Facility to our unitholders as a condition to closing the Merger. For further discussion, see “Note 1 — Description of Business” to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” in this report.

On March 14, 2016, we completed the sale of the Pasadena Facility to IOC. The transaction calls for an initial cash payment to us of $5.0 million and a cash working capital adjustment, which is expected to be approximately $6.0 million, after confirmation of the amount within ninety days of the closing of the transaction. The purchase agreement also includes a milestone payment which would be paid to our unitholders equal to 50% of the facility’s EBITDA, as defined in the purchase agreement, in excess of $8.0 million cumulatively earned over the next two years. We expect to set a record date prior to closing the Merger for the distribution to our unitholders of the $5.0 million initial cash payment, net of estimated transaction-related fees of approximately $0.6 million. The distribution of the cash working capital adjustment, the milestone payment and any other additional cash payments made by IOC relating to the purchase of the Pasadena Facility will be made to our unitholders within a reasonable time shortly after receiving such cash payments. We expect to set a separate record date immediately prior to the closing of the Merger for the distribution of purchase price adjustment rights representing the right to receive these additional cash payments if and to the extent made. With the sale of the Pasadena Facility, the Partnership has satisfied all of the material conditions necessary to close the Merger, which is expected to close on or about March 31, 2016.

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

Our Pasadena Facility is located on the Houston Ship Channel with access to transportation at favorable prices. The facility has two deep-water docks and access to the Mississippi waterway system and key international waterways. The facility is also connected to key domestic railways, which permit the efficient, cost-effective distribution of its products west of the Mississippi River. Our Pasadena Facility’s distributors take delivery of our products at our facility and then arrange and pay to transport them to their final destinations by truck, rail car or vessel. Our Pasadena Facility’s products are sold primarily through distributors to customers in the United States, and are applied to many types of crops including soybeans, potatoes, cotton, canola, alfalfa, corn and wheat.

While we experience seasonality in our domestic sales of ammonium sulfate and ammonium thiosulfate, our sales internationally offset a portion of this seasonal impact in our total revenues. Further, we adjust the sales prices of these products seasonally in order to facilitate distribution of the products throughout the year. We operate the ammonium sulfate plant at our Pasadena Facility throughout the year to the extent that there is available storage capacity for this product. We have 60,000 tons of storage capacity for ammonium sulfate at the facility, and an arrangement with IOC that permits us to store approximately 60,000 tons of ammonium sulfate at IOC-controlled terminals. We manage the storage capacity by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity becomes insufficient, we would be forced to reduce or cease production until such capacity becomes available. Our Pasadena Facility’s fertilizer products are delivered to IOC and sold at prevailing market prices for immediate delivery.

Our Pasadena Facility purchases ammonia as a feedstock at contractual prices based on the monthly Tampa Index market, while our East Dubuque Facility sells ammonia at prevailing prices in the Mid Corn Belt region. Ammonia prices are typically significantly higher in the Mid Corn Belt than in Tampa.

During 2015, we (i) entered into the Merger Agreement; (ii) completed the nitric acid expansion project at our East Dubuque Facility; (iii) started construction on the ammonia synthesis converter project at our East Dubuque Facility; (iv) recorded asset impairments totaling $160.6 million at our Pasadena Facility; (v) terminated our distribution agreement with Agrium; and (vi) completed a successful full year of operations under the Pasadena restructuring plan. Our operating segments were affected in different ways by various negative and positive factors in 2015. Although operating results at the Pasadena Facility improved as compared to recent years, we recorded asset impairments totaling $160.6 million in 2015. Our East Dubuque Facility improved its production levels and its operating results as compared to 2014, benefitting from lower natural gas prices and $4.6 million of business interruption insurance proceeds related to a fire that occurred in 2013. We expect our current sources of liquidity to be adequate for our operating needs for the next 12 months.

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

Expansion Projects and Other Significant Capital Projects

As discussed in “Part I—Item 1. Business—Our East Dubuque Facility—Expansion Projects and Other Significant Capital Projects,” we have a project underway that will expand the production capabilities at our East Dubuque Facility. Our depreciation expense has increased and we expect our depreciation expense to increase further as we place additional assets into service. Consequently, our operating results may not be comparable for periods before, during and after the construction of any expansion project or other significant capital project.

Restructuring of Pasadena’s Operations

In late 2014, we restructured operations at our Pasadena Facility. As part of the restructuring, our Pasadena Facility reduced expected annual production of ammonium sulfate by approximately 25 percent, to 500,000 tons. The plan is to sell predominantly in the domestic market and target higher-margin international markets. Our sales plan reduced historically low-margin international sales. Our restructuring plan provides us flexibility to increase ammonium sulfate production above 500,000 tons, if appropriate market conditions are present. The restructuring plan also included a reduction of the number of contractors and employees at the Pasadena Facility, which reduced the full-time equivalent workforce by approximately 20 percent.

Our restructuring reduced operating and selling, general and administrative expenses and annual maintenance capital expenditures. This enabled our Pasadena Facility’s operations, including the benefits from our power generation project, to generate positive EBITDA in 2015.

Key Industry Factors

Supply and Demand

Our earnings and cash flow from operations are significantly affected by nitrogen fertilizer product prices, the prices of the inputs to our production processes, and the timing of product deliveries as required by our customers. The price at which we ultimately sell our nitrogen fertilizer products depends on numerous factors, including the global and local supply and demand for nitrogen fertilizer products which, in turn, depends on other factors which include: world grain demand and prices, inventory and production levels, changes in world population, the cost and availability of natural gas, ammonia and sulfur in various regions of the world, the cost and availability of fertilizer transportation infrastructure, weather conditions, the availability of imports and the extent of government intervention in agriculture markets. Nitrogen fertilizer prices are also affected by local factors, including weather and soil conditions, local market conditions and the operating levels of competing facilities. Construction of new facilities or the expansion or upgrade of our competitors’ existing facilities, international political and economic developments and other factors are likely to continue to play an important role in nitrogen fertilizer industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price and gross margin volatility. In addition, demand for fertilizers is affected by the aggregate crop planting decisions and fertilizer application rate decisions of individual farmers. Individual farmers make planting decisions based largely on the prospective profitability of a harvest, while the specific varieties and amounts of fertilizer they apply depend on factors including crop prices, their current liquidity, soil conditions, weather patterns and the types of crops planted. Moreover, the industry typically experiences seasonal fluctuations in demand for nitrogen fertilizer products.

Natural Gas Prices

Natural gas is the primary feedstock for the production of nitrogen fertilizers at our East Dubuque Facility. For the year ended December 31, 2015, natural gas accounted for 52% of the production costs for ammonia, 64% of ammonia production costs for the year ended December 31, 2014 and 65% of ammonia production costs for the year ended December 31, 2013. Over the last five years, United States natural gas reserves have increased significantly due to, among other factors, advances in extracting shale gas, which have reduced and stabilized natural gas prices, providing North America with a cost advantage over Europe. As a result, our competitive position and that of other North American nitrogen fertilizer producers have been positively impacted.

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

	For the Years Ended December 31,
	2015	2014	2013
Natural Gas in Cost of Sales:
Amount spent	$ 46.1 million	$ 56.7 million	$ 42.0 million
Pricing ($ per MMBtu)	$3.74	$5.00	$4.16

For more information on natural gas purchase commitments see “Part I—Item 1. Business—Our East Dubuque Facility—Raw Materials.”

Ammonia Prices

Ammonia and sulfuric acid are the primary feedstocks for the production of ammonium sulfate at our Pasadena Facility. Ammonia accounts for 25% and sulfuric acid accounts for 75% of the raw material composition of ammonium sulfate. Ammonia pricing is based on a published Tampa, Florida market index. The Tampa Index is commonly used in annual contracts for both the agricultural and industrial sectors, and is based on the most recent major industry transactions in the Tampa market. Pricing considerations for ammonia incorporate international supply-demand, ocean freight and production factors. Over the past several years, ammonia prices have experienced large fluctuations. Our Pasadena Facility spent $62.4 million on ammonia during the year ended December 31, 2015, $66.0 million on ammonia in the year ended December 31, 2014 and $68.1 million on ammonia in the year ended December 31, 2013. During the years ended December 31, 2015, 2014 and 2013, 94%, 90% and 90%, respectively, of the sulfuric acid used in our Pasadena Facility’s production of ammonium sulfate was produced at our Pasadena Facility.

Sulfur Prices

Sulfur is the primary feedstock for the production of sulfuric acid at our Pasadena Facility, accounting for 100% of the raw material composition of sulfuric acid. Our contracts with the major suppliers of sulfur generally have a term of one year. Once pricing for the first quarter of a year is negotiated, the price then fluctuates up or down each subsequent quarter based on changes to the Tampa Index that is set on a quarterly basis through negotiations between large industry producers and consumers. Over the past several years, sulfur prices have experienced significant fluctuations. Our Pasadena Facility spent $23.4 million on sulfur during the year ended December 31, 2015, $17.9 million for the year ended December 31, 2014 and $20.8 million for the year ended December 31, 2013.

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

Our Pasadena Facility is located on the Houston Ship Channel with access to transportation at favorable prices by barge, truck, rail car or vessel. The facility has two deep-water docks and access to the Mississippi waterway system and international waterways. The docks at the facility are suitable for loading and unloading bulk or liquid barges with payloads of up to 35,000 tons. The facility is also connected to key domestic railways which permit the efficient, cost-effective distribution of its products west of the Mississippi River. Our location on the Houston Ship Channel allows our distributors or us to use low cost barge and vessel transport when selling products and purchasing feedstocks. Our Pasadena Facility’s distributors take delivery of our products at our facility and then arrange and pay to transport them to their final destinations by truck, rail car or vessel.

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

Facility Reliability

Consistent, safe and reliable operations at our facilities are critical to our financial performance and results of operations. Unplanned shutdowns of our facilities may result in lost margin opportunity, increased maintenance expense, a temporary increase in working capital investment and reduced inventory available for sale. The financial impact of planned shutdowns, including facility turnarounds, is mitigated through a diligent planning process that takes into account the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our facilities generally undergo a facility turnaround every two to three years. Turnarounds at our East Dubuque Facility typically last 15 to 30 days and cost approximately $4.0 to $8.0 million per turnaround, and turnarounds at our Pasadena Facility generally last between 14 and 25 days and cost approximately $2.0 to $4.0 million per turnaround. These costs are expensed as incurred. Our East Dubuque Facility underwent a turnaround in the fourth quarter of 2013 at a cost of $7.9 million so that we could complete the ammonia production and storage capacity project at the East Dubuque Facility. This turnaround lasted longer than expected, which resulted in higher turnaround expenses than expected. Our Pasadena Facility underwent a turnaround in the third quarter of 2014 at a cost of $2.1 million plus unanticipated maintenance expenses of $1.3 million. In December 2013, the ammonium sulfate plant at the Pasadena Facility underwent a turnaround in order to complete the ammonium sulfate debottlenecking and production capacity project at a cost of $1.7 million. Except in cases in which a turnaround may be needed to complete expansion or other projects (as was the case in 2014 and 2013), we intend to alternate the year in which a turnaround occurs at each facility, so that both facilities do not experience a turnaround in the same year. We delayed the East Dubuque Facility’s planned turnaround in 2015 to 2016, so that the turnaround will coincide with the completion of its ammonia synthesis converter project.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparing our consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. Actual results may differ based on the accuracy of the information utilized and subsequent events. Our accounting policies are described in the notes to our audited consolidated financial statements included elsewhere in this report. Our critical accounting policies, estimates and assumptions could materially affect the amounts recorded in our consolidated financial statements. The most significant estimates and assumptions relate to: revenue recognition, inventories, valuation of long-lived assets, accounting for major maintenance and the acquisition method of accounting.

Revenue Recognition. We recognize revenue when the following elements are substantially satisfied: when the customer takes ownership from our facilities, storage locations or our distributors’ facilities and assumes risk of loss; there are no uncertainties regarding customer acceptance; collection of the related receivable is probable; there is persuasive evidence that a sale arrangement exists and the sales price is fixed or determinable. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and customer disputes to determine whether collectibility is reasonably assured. If collectability is not considered reasonably assured at the time of sale, we do not recognize revenue until collection occurs.

Certain product sales occur under prepaid contracts which require payment in advance of delivery. We record a liability for deferred revenue in the amount of, and upon receipt of, cash in advance of shipment. We recognize revenue related to prepaid contracts and relieve the liability for deferred revenue when end use customers take ownership of products. A significant portion of the revenue recognized during any period may be related to prepaid contracts, for which cash may have been collected during an earlier period, with the result being that a significant portion of revenue recognized during a period may not generate cash receipts during that period.

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

Inventories. Our inventory is stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. We perform an analysis of our inventory balances at least quarterly to determine if the carrying amount of inventories exceeds their net realizable value. The analysis of estimated net realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. During turnarounds, we allocate production overhead costs to inventory based on the normal capacity of our production facilities.

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

Accounting for Major Maintenance. Expenditures for improving, replacing or adding to assets are capitalized. Major expenditures for the acquisition, construction or development of new assets to maintain operating capacity, or to comply with environmental, health, safety or other regulations, are also capitalized. Costs of general maintenance and repairs are expensed. The East Dubuque Facility and Pasadena Facility require a planned maintenance turnaround every two to three years. Turnarounds at the East Dubuque Facility generally last between 15 and 30 days, and turnarounds at the Pasadena Facility generally last between 14 and 25 days. We intend to alternate the year in which a turnaround occurs at each facility, so that both facilities do not experience a turnaround in the same year. As a result, the facilities incur turnaround expenses which represent the cost of shutting down the plants for planned maintenance. Such costs are expensed as incurred. In many cases, the East Dubuque Facility and the Pasadena Facility also perform significant maintenance capital projects at the plants during a turnaround to minimize disruption to operations. Such projects are capitalized as property, plant and equipment rather than expensed as turnaround costs.

Examples of maintenance capital projects include the installation of additional components and projects that increase an asset’s useful life, increase the quantity or quality of the product manufactured or create efficiencies in the production process. Major turnaround costs, which are expensed as incurred, include natural gas, electricity and other shutdown and startup costs, labor, contractor and materials costs used to complete non-capital activities such as opening, dismantling, inspecting and reassembling major vessels, testing pressure and safety devices, cleaning or hydro-jetting major exchangers, replacing gaskets, repacking valves, checking instrument calibration and performing mechanical integrity inspections, all of which are completed with the goal of improving reliability and likelihood for continuous operation until the next turnaround.

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

Business Segments

We operate in two business segments, as described below.

•	East Dubuque – The operations of the East Dubuque Facility, which produces primarily ammonia and UAN.
•	Pasadena – The operations of the Pasadena Facility, which produces primarily ammonium sulfate.

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues
East Dubuque	$201,344	$196,379	$177,700
Pasadena	139,387	138,233	133,675
Total revenues	$340,731	$334,612	$311,375
Gross profit (loss)
East Dubuque	$96,106	$74,785	$80,883
Pasadena	4,656	(14,308)	(9,529)
Total gross profit	$100,762	$60,477	$71,354
Operating income (loss)
East Dubuque	$90,786	$69,888	$75,310
Pasadena	(160,658)	(47,907)	(48,208)
Total segment operating income (loss)	$(69,872)	$21,981	$27,102
Net income (loss)
East Dubuque	$90,770	$69,803	$75,244
Pasadena	(159,278)	(47,925)	(48,357)
Total segment net income (loss)	$(68,508)	$21,878	$26,887
Reconciliation of segment net income (loss) to consolidated net income (loss):
Segment net income (loss)	$(68,508)	$21,878	$26,887
Partnership and unallocated expenses recorded as selling, general and administrative expenses	(11,227)	(8,768)	(7,945)
Partnership and unallocated income (expenses) recorded as other income (expense)	(159)	4,800	(1,081)
Unallocated interest expense and loss on interest rate swaps	(21,632)	(18,972)	(14,096)
Income tax benefit	—	—	303
Consolidated net income (loss)	$(101,526)	$(1,062)	$4,068

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

Partnership and unallocated expenses recorded as selling, general and administrative expenses for the year ended December 31, 2015 were $11.2 million, compared to $8.8 million for the same period in the prior year. The increase was primarily due to professional fees related to the Merger. Non-cash unit–based compensation expense, recorded in selling, general and administrative expenses, was $1.1 million for the year ended December 31, 2015, compared to $1.3 million for the same period in the prior year.

Partnership and unallocated expenses recorded as selling, general and administrative expenses for the year ended December 31, 2014 were $8.8 million, compared to $7.9 million for the year ended December 31, 2013. The increase was primarily due to a one-time expense related to severance of $1.0 million, partially offset by a decrease in bonus expense of $0.5 million. Non-cash unit–based compensation expense, recorded in selling, general and administrative expenses, was $1.3 million for the year ended December 31, 2014, compared to $1.5 million for the year ended December 31, 2013.

Partnership and unallocated expense recorded as other expense for the year ended December 31, 2015 was $0.2 million, compared to partnership and unallocated income recorded as other income of $4.8 million for the same period in the prior year. The primary reason for the change from income to expense was the Agrifos settlement of $5.6 million in October 2014. Under the Agrifos settlement, we reached an agreement to settle all existing and future indemnity claims we may have under the Membership Interest Purchase Agreement dated October 31, 2012, as amended, pursuant to the Agrifos Acquisition. The parties agreed to distribute $5.0 million of cash and 59,186 Partnership common units to us held in escrow accounts established at the closing of the acquisition from a portion of the initial purchase price to satisfy potential indemnity claims. The remaining $0.9 million of cash and 264,090 Partnership common units held in escrow was released to Agrifos Holdings Inc. We also had a loss on debt extinguishment for the year ended December 31, 2014 of $0.6 million.

Partnership and unallocated income recorded as other income for the year ended December 31, 2014 was $4.8 million, compared to partnership and unallocated expense recorded as other expense of $1.1 million for the year ended December 31, 2013. The primary reason for the change from expense to income was the Agrifos settlement of $5.6 million, as described above, partially offset by a loss on debt extinguishment of $0.6 million. During the year ended December 31, 2013, we had a loss on debt extinguishment of $6.0 million partially offset by a fair value adjustment to earn-out consideration of $4.9 million.

Unallocated interest expense represents primarily interest expense on the Notes, which were issued in April 2013.

East Dubuque

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

Revenues

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Revenues:
Product Shipments	$200,315	$189,778
Other	1,029	6,601
Total revenues - East Dubuque	$201,344	$196,379

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	186	$100,149	153	$83,796
UAN	276	70,208	267	74,666
Urea (liquid and granular)	62	24,331	55	24,920
CO2	72	2,334	81	2,593
Nitric Acid	10	3,293	11	3,803
Other	N/A	1,029	N/A	6,601
Total - East Dubuque	606	$201,344	567	$196,379

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

Revenues for the year ended December 31, 2015 were $201.3 million, compared to $196.4 million for the same period in the prior year. The increase was primarily due to higher sales volumes for ammonia, partially offset by lower sales prices for all nitrogen fertilizer products, and lower natural gas sales.

Ammonia deliveries increased due to strong demand from agricultural and industrial customers. Volumes were low in 2014 because production was interrupted by a planned turnaround and a fire in the fourth quarter of 2013 that reduced product available for sale in 2014, and production was purposely reduced in order to sell natural gas at high prices in the first quarter of 2014. In addition, production was higher in 2015 due to the completion of an expansion project to increase ammonia production capacity.

Average sales prices per ton for the year ended December 31, 2015 were 2% lower for ammonia and 9% lower for UAN, as compared to the year ended December 31, 2014. These two products comprised 85% of our East Dubuque Facility’s revenues for the year ended December 31, 2015 and 81% for the year ended December 31, 2014. The decrease in nitrogen fertilizer prices between the years was due primarily to an overall softening of the ammonia fertilizer market due to lower corn prices and higher supplies of nitrogen fertilizer.

Other revenues consist primarily of natural gas sales. We occasionally sell natural gas when purchase commitments exceed production requirements or storage capacities, or when the margin from selling natural gas significantly exceeds the margin from producing additional ammonia. During the year ended December 31, 2015, we recorded $0.5 million in each of natural gas sales and sales of nitrous oxide emission reduction credits. During the year ended December 31, 2014, we recorded $6.1 million in natural gas sales and $0.5 million in sales of nitrous oxide emission reduction credits. On rare occasions, we have also purchased natural gas with the specific intent of immediately reselling it when local market anomalies create low-risk opportunities for gain. During the first quarter of 2014, temporary operational problems with a natural gas pipeline in the Midwest caused a significant spike in the local price of natural gas. This created a unique opportunity to purchase natural gas from other locations at lower prices for the purpose of reselling it at significantly higher prices. We also sold natural gas originally purchased for production at a gross profit that exceeded the expected gross profits from additional production using that natural gas. During the first quarter of 2014, we sold, at an average price of $29.90 per MMBtu, 151,000 MMBtus of natural gas that cost an average of $9.42 per MMBtu. The total $4.5 million in natural gas sales in the first quarter resulted in a gross profit of $3.1 million, which was significantly higher than the profit we would likely have realized on the 2,900 tons of lost ammonia production.

Cost of Sales

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Total cost of sales - East Dubuque	$105,238	$121,594

Cost of sales primarily consists of the cost of natural gas (East Dubuque’s primary feedstock), labor, depreciation and electricity. Cost of sales for the year ended December 31, 2015 was $105.2 million, compared to $121.6 million for the same period in the prior year. The decrease in cost of sales was primarily due to business interruption insurance proceeds and a decrease in natural gas costs. During the year ended December 31, 2015, we recorded $4.6 million in business interruption insurance proceeds relating to the 2013 fire. Decreased natural gas costs were due to a $6.4 million increase in unrealized gain on natural gas derivatives and a decrease in natural gas prices. Natural gas, including unrealized gains (losses) on natural gas derivatives, comprised 42% and labor costs comprised 15% of cost of sales on product shipments for the year ended December 31, 2015. For the year ended December 31, 2014, natural gas was 50% and labor was 13% of cost of sales. Depreciation expense included in cost of sales was $18.0 million for the year ended December 31, 2015 and $15.7 million for the year ended December 31, 2014. The increase in depreciation expense included in cost of sales was primarily due to the increase in ammonia sales volumes as depreciation is a component of the cost of goods and recognized at the time the product is sold. During the year ended December 31, 2014, we recorded $0.9 million of expense reimbursements under an insurance claim filed for the fire, which occurred in 2013.

Gross Profit

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Total gross profit - East Dubuque	$96,106	$74,785

Gross profit was $96.1 million for the year ended December 31, 2015, compared to $74.8 million for the year ended December 31, 2014. Gross profit margin was 48% for the year ended December 31, 2015, compared to 38% for the year ended December 31, 2014. The increases in gross profit and gross margin were primarily due to higher sales volumes for ammonia, business interruption insurance proceeds and lower natural gas costs, partially offset by lower sales prices for all nitrogen fertilizer products. Gross profit margin, without business interruption insurance proceeds and natural gas derivatives, was 44% for the year ended December 31, 2015, compared to 40%, without natural gas derivatives, for the same period in the prior year.

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

During the fourth quarter of 2014, our East Dubuque Facility’s ammonia plant was shut down for seven days for unplanned repairs and maintenance. Also, during the third quarter of 2014, our East Dubuque Facility’s ammonia plant was shut down for ten days for unplanned repairs and maintenance. Gross profit was negatively impacted as the outages reduced the amount of product available for sale. Problems with the ammonia synthesis converter caused the shut-downs in both of the outage cases. The converter was damaged during a fire in 2013, then repaired and returned to service. The facility is currently operating near capacity, but it is possible that additional repairs will be needed before the converter is expected to be replaced before the end of summer 2016.

Operating Expenses

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Operating expenses:
Selling, general and administrative	$4,630	$4,165
Depreciation and amortization	280	194
Other	410	537
Total operating expenses - East Dubuque	$5,320	$4,896

Operating expenses were $5.3 million for the year ended December 31, 2015, compared to $4.9 million for the year ended December 31, 2014. These expenses were primarily comprised of selling, general and administrative expenses, and depreciation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2015 were $4.6 million, compared to $4.2 million for the year ended December 31, 2014. This increase was primarily due to an increase in bonus expense of $0.5 million.

Depreciation and Amortization. Depreciation expense included in operating expense was $0.3 million for the year ended December 31, 2015, compared to $0.2 million for the year ended December 31, 2014. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on production volumes and ending inventory levels. However, a portion of depreciation expense was associated with assets supporting general and administrative functions and was recorded in operating expense.

Other. Other expenses include loss on disposal of fixed assets, which was $0.4 million for the year ended December 31, 2015, compared to $0.5 million for the prior year.

Operating Income

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Total operating income - East Dubuque	$90,786	$69,888

Operating income was $90.8 million for the year ended December 31, 2015, compared to $69.9 million for the year ended December 31, 2014. The increase was primarily due to higher sales volumes for ammonia, business interruption insurance proceeds and lower natural gas costs, partially offset by lower sales prices for all nitrogen fertilizer products.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 AND 2013

Revenues

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Revenues:
Product Shipments	$189,778	$174,194
Other	6,601	3,506
Total revenues - East Dubuque	$196,379	$177,700

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	153	$83,796	103	$66,796
UAN	267	74,666	269	79,377
Urea (liquid and granular)	55	24,920	43	20,455
CO2	81	2,593	71	2,416
Nitric Acid	11	3,803	14	5,150
Other	N/A	6,601	N/A	3,506
Total - East Dubuque	567	$196,379	500	$177,700

Revenues were $196.4 million for the year ended December 31, 2014 compared to $177.7 million for the year ended December 31, 2013. The increase was due to higher sales volumes for ammonia and urea and higher natural gas sales, partially offset by lower sales prices for ammonia, UAN and urea.

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

Cost of Sales

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Total cost of sales - East Dubuque	$121,594	$96,817

Cost of sales primarily consists of the cost of natural gas (East Dubuque’s primary feedstock), labor, depreciation and electricity. Cost of sales for the year ended December 31, 2014 was $121.6 million, compared to $96.8 million for the same period in the prior year. The increase in the cost of sales was primarily due to an increase in depreciation, the cost of natural gas and electricity. Increased natural gas costs were due to an increase in product sales volumes, additional natural gas purchased for resale and a loss on natural gas derivatives of $4.0 million. Natural gas comprised 47% and labor costs comprised 13% of cost of sales on product shipments for the year ended December 31, 2014. For the year ended December 31, 2013, natural gas was 43% and labor was 12% of cost of sales. Depreciation expense included in cost of sales was $15.7 million for the year ended December 31, 2014 and $9.0 million for the year ended December 31, 2013. The increase in depreciation expense was primarily due to the completion of the ammonia expansion project in late 2013. Increased electricity costs reflected higher rates and usage due in part to the new equipment installed as part of the ammonia expansion project. During the year ended December 31, 2014, we recorded $0.9 million of expense reimbursements under an insurance claim filed for the fire, which occurred in 2013.

Gross Profit

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Total gross profit - East Dubuque	$74,785	$80,883

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

During the fourth quarter of 2014, our East Dubuque Facility’s ammonia plant was shut down for seven days for unplanned maintenance. Also, during the third quarter of 2014, our East Dubuque Facility’s ammonia plant was shut down for ten days for unplanned maintenance. Gross profit was negatively impacted as the outages reduced the amount of product available for sale. Problems with the ammonia synthesis converter caused the shut-downs in both of the outage cases. The converter was damaged during a fire in 2013, then repaired and returned to service. The facility is currently operating near capacity, but it is possible that additional repairs will be needed before the converter is expected to be replaced before the end of summer 2016.

Operating Expenses

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Operating expenses:
Selling, general and administrative	$4,165	$4,576
Depreciation and amortization	194	191
Other	537	806
Total operating expenses - East Dubuque	$4,896	$5,573

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

Operating Income

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Total operating income - East Dubuque	$69,888	$75,310

Operating income was $69.9 million for the year ended December 31, 2014, compared to $75.3 million for the year ended December 31, 2013. The decrease was primarily due to lower product pricing, and increased costs of natural gas, depreciation and electricity.

Pasadena

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

Revenues

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Total revenues - Pasadena	$139,387	$138,233

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	473	$111,645	572	$116,330
Sulfuric acid	150	12,660	112	9,624
Ammonium thiosulfate	76	12,735	67	10,217
Other	N/A	2,347	N/A	2,062
Total - Pasadena	699	$139,387	751	$138,233

We generate revenue from sales of nitrogen fertilizer and other products manufactured at our Pasadena Facility. The facility produces ammonium sulfate and ammonium thiosulfate, which are nitrogen fertilizers, as well as sulfuric acid. These fertilizer products may be used in growing corn, soybeans, potatoes, cotton, canola, alfalfa and wheat. Revenues from domestic sales are seasonal based on planting, growing, and harvesting cycles. Planting seasons in the Southern Hemisphere are typically opposite those in the United States, thus ammonium sulfate international sales partially offset domestic seasonality.

Revenues for the year ended December 31, 2015 were $139.4 million, compared to $138.2 million for the year ended December 31, 2014. The increase was due to higher sales prices for ammonium sulfate and ammonium thiosulfate, and higher sales volumes for sulfuric acid and ammonium thiosulfate, partially offset by lower sales volumes for ammonium sulfate, and lower sales prices for sulfuric acid.

Average sales prices per ton increased by 16% for ammonium sulfate and decreased by 2% for sulfuric acid for the year ended December 31, 2015, as compared with the same period in the prior year. These two products comprised 89% of our Pasadena Facility’s revenues for the year ended December 31, 2015 and 91% for the year ended December 31, 2014. The increase in the average sales price for ammonium sulfate is due to a higher percentage of sales in the domestic market and continued strong demand for ammonium sulfate as customers move away from ammonium nitrate. As part of our restructuring plan implemented in late 2014, we reduced our historically low-margin sales to Brazil. Only 27% of ammonium sulfate sales were to Brazil during the year ended December 31, 2015, while 44% of ammonium sulfate sales were to Brazil during the year ended December 31, 2014.

The higher sales volumes for sulfuric acid and lower sales volumes for ammonium sulfate were the result of our restructuring plan. In addition to reducing sales to Brazil, the restructuring plan reduced expected annual production of ammonium sulfate by approximately 25 percent to 500,000 tons. Sulfuric acid is a component in the production of ammonium sulfate. With reduced production of ammonium sulfate, less sulfuric acid is needed, which results in more sulfuric acid being available for sale.

Cost of Sales

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Total cost of sales - Pasadena	$134,731	$152,541

Cost of sales primarily consists of the cost of ammonia, sulfur, labor and depreciation. Cost of sales for the year ended December 31, 2015 was $134.7 million, compared to $152.5 million for the year ended December 31, 2014. The decrease in cost of sales was primarily due to selling a lower volume of ammonium sulfate consistent with our restructuring plan as described above, partially offset by higher sales volume of sulfuric acid. Ammonia and sulfur together comprised 63% of cost of sales for the year ended December 31, 2015, compared to 61% for the same period in the prior year. Labor costs comprised 9% of cost of sales for the year ended December 31, 2015 and 8% for the year ended December 31, 2014. For the year ended December 31, 2015, we wrote down our ammonium sulfate inventory by $2.2 million because production costs exceeded market prices. During the same period in the prior year, we wrote down our ammonium sulfate inventory by $6.0 million. During the year ended December 31, 2014, we incurred turnaround expenses of $2.1 million and unanticipated maintenance expenses of $1.3 million. Turnaround expenses represent maintenance costs incurred during planned shut-downs. The duration of the 2014 turnaround was extended by 13 days, as compared to the duration of a typical turnaround, to undertake activities necessary to tie-in the new sulfuric acid converter and cogeneration projects. During the extended outage, we conducted a comprehensive examination of other components within the sulfuric acid plant. This examination resulted in the discovery and repair of previously unidentified items. The incremental cost of these items and the extended downtime was approximately $1.3 million. These activities are not expected to recur in the future. Because our sulfuric acid plant was down during the turnaround period, in order to continue producing ammonium sulfate and meet sales demand for sulfuric acid, we purchased sulfuric acid, which increased the cost of sales for the year ended December 31, 2014.

Depreciation expense included in cost of sales was $5.9 million for the year ended December 31, 2015 and $7.0 million for the year ended December 31, 2014. The decrease in depreciation expense was primarily due to the asset impairment in 2015.

Gross Profit (Loss)

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Total gross profit (loss) - Pasadena	$4,656	$(14,308)

Gross profit was $4.7 million for the year ended December 31, 2015, compared to a gross loss of $14.3 million for the year ended December 31, 2014. Gross profit margin for the year ended December 31, 2015 was 3%, compared to gross loss margin of 10% for the year ended December 31, 2014. The increases in gross profit and gross profit margin were primarily due to improvements from our restructured operating plan, higher sales prices for ammonium sulfate and ammonium thiosulfate, higher sales volumes for sulfuric acid and a decrease in the write down of inventories, turnaround expenses and other unplanned maintenance expenses.

Gross profit margin at our Pasadena Facility can vary significantly from period to period due to changes in the prices of nitrogen fertilizer, ammonia and sulfur, which are all commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. In addition, certain fixed costs of operating our Pasadena Facility are recorded in cost of sales. Their impact on gross profit and gross margins varies as product sales volumes vary seasonally. Because forward sales contracts have not developed for ammonium sulfate to the extent that they have for other nitrogen fertilizer products, it is not possible to lock in our gross profit margins. Additionally, input prices for ammonium sulfate are typically fixed several months before the corresponding product sales prices are known. See “Note 8 — Goodwill” to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” in this report.

Operating Expenses

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Operating expenses:
Selling, general and administrative	$3,937	$5,078
Depreciation and amortization	755	1,315
Pasadena asset impairment	160,622	—
Pasadena goodwill impairment	—	27,202
Other	—	5
Total operating expenses - Pasadena	$165,314	$33,600

Operating expenses were comprised primarily of selling, general and administrative expenses, depreciation and amortization expense and impairment charges. Operating expenses were $165.3 million for the year ended December 31, 2015, compared to $33.6 million for the same period in the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2015 were $3.9 million, compared to $5.1 million for the same period in the prior year. The decrease was primarily due to our 2014 restructuring, partially offset by approximately $0.8 million of transaction costs relating to the sale or spin-off of the Pasadena Facility.

Depreciation and Amortization. Depreciation and amortization expense included in operating expenses was $0.8 million for the year ended December 31, 2015, compared to $1.3 million for the years ended December 31, 2014. Depreciation and amortization expense represents primarily amortization of intangible assets, which was fully written off during the 2015, as described below. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on production volumes and ending inventory levels.

Pasadena Asset Impairment. Pasadena asset impairment was $160.6 million for the year ended December 31, 2015. The impairment reduced property, plant and equipment by $140.1 million and eliminated intangible assets by $20.5 million. See “Note 7 — Property, Plant and Equipment” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in this report.

Pasadena Goodwill Impairment. Pasadena goodwill impairment was $27.2 million for the year ended December 31, 2014. There is no remaining goodwill associated with the Pasadena Facility. See “Note 8 — Goodwill” to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” in this report.

Operating Loss

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Total operating loss - Pasadena	$(160,658)	$(47,907)

Operating loss was $160.7 million for the year ended December 31, 2015, compared to an operating loss of $47.9 million for the year ended December 31, 2014. The increase in operating loss was primarily due to the $160.6 million asset impairment, partially offset by improvements from our restructured operating plan, higher average sales prices for ammonium sulfate and ammonium thiosulfate, higher sales volumes for sulfuric acid, and a decrease in the write down of inventories and goodwill impairment.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Revenues

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Total revenues - Pasadena	$138,233	$133,675

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	572	$116,330	428	$107,435
Sulfuric acid	112	9,624	148	13,514
Ammonium thiosulfate	67	10,217	54	10,221
Other	N/A	2,062	N/A	2,505
Total - Pasadena	751	$138,233	630	$133,675

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

Cost of Sales

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Total cost of sales - Pasadena	$152,541	$143,204

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

Gross Loss

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Total gross loss - Pasadena	$(14,308)	$(9,529)

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

Gross profit margin at our Pasadena Facility can vary significantly from period to period due to changes in the prices of nitrogen fertilizer, ammonia and sulfur, which are all commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. In addition, certain fixed costs of operating our Pasadena Facility are recorded in cost of sales. Their impact on gross profit and gross margins varies as product sales volumes vary seasonally. Because forward sales contracts have not developed for ammonium sulfate to the extent that they have for other nitrogen fertilizer products, it is not possible to lock in our gross profit margins. Additionally, input prices for ammonium sulfate are typically fixed several months before the corresponding product sales prices are known. See “Note 8 — Goodwill” to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” in this report.

Operating Expenses

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Operating expenses:
Selling, general and administrative	$5,078	$4,764
Depreciation and amortization	1,315	3,886
Pasadena goodwill impairment	27,202	30,029
Other	5	—
Total operating expenses - Pasadena	$33,600	$38,679

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

Operating Loss

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Total operating loss - Pasadena	$(47,907)	$(48,208)

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2015, our current assets totaled $65.5 million. Current assets included cash of $15.8 million, accounts receivable of $11.5 million and inventories of $32.1 million. At December 31, 2015, our current liabilities were $53.5 million and our long-term liabilities were $354.2 million, comprised primarily of the Notes and the GE Credit Agreement.

On August 9, 2015, we entered into the Merger Agreement under which the Partnership and our general partner will merge with CVR Partners, and we will cease to be a public company and will become a wholly owned subsidiary of CVR Partners. Upon closing of the Merger, each outstanding unit of the Partnership will be exchanged for 1.04 common units of CVR Partners and $2.57 of cash. The Merger Agreement required that we sell our Pasadena Facility to a third party as a condition to closing the Merger. The Merger Agreement provides for the continuation of business in the ordinary course before closing, and it does not change our liquidity outlook. For further discussion, see “Note 1 — Description of Business” to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” in this report.

On March 14, 2016, we completed the sale of the Pasadena Facility to IOC. The transaction calls for an initial cash payment to us of $5.0 million and a cash working capital adjustment, which is expected to be approximately $6.0 million, after confirmation of the amount within ninety days of the closing of the transaction. The purchase agreement also includes a milestone payment which would be paid to our unitholders equal to 50% of the facility’s EBITDA, as defined in the purchase agreement, in excess of $8.0 million cumulatively earned over the next two years. We expect to set a record date prior to closing the Merger for the distribution to our unitholders of the $5.0 million initial cash payment, net of estimated transaction-related fees of approximately $0.6 million. The distribution of the cash working capital adjustment, the milestone payment and any other additional cash payments made by IOC relating to the purchase of the Pasadena Facility will be made to our unitholders within a reasonable time shortly after receiving such cash payments. We expect to set a separate record date immediately prior to the closing of the Merger for the distribution of purchase price adjustment rights representing the right to receive these additional cash payments if and to the extent made. With the sale of the Pasadena Facility, the Partnership has satisfied all of the material conditions necessary to close the Merger, which is expected by March 31, 2016.

In the event of a termination of the Merger Agreement, depending on the reason for termination, we may be required to pay to CVR Partners or CVR Partners may be required to pay to us, $10.0 million, as a reimbursement of expenses. We may furthermore be required to pay to CVR Partners a fee of $31.2 million if we were to terminate the Merger in order to pursue a superior proposal, as defined in the Merger Agreement. The Merger Agreement also provides that the Partnership and the East Dubuque Facility generally may not transfer any assets to the Pasadena Facility, or assume any liability of the Pasadena Facility. As a result, the Partnership and the Pasadena Facility maintain segregated cash accounts. At December 31, 2015, the Partnership and the East Dubuque Facility had a combined cash balance of $7.2 million, and the Pasadena Facility had a cash balance of $8.6 million.

Sources of Capital

Our principal sources of capital have historically been cash from operations, the proceeds of our initial public offering, and borrowings. Our current outstanding debt obligations are the Notes and the GE Credit Agreement. We expect to be able to fund our operating needs, including maintenance capital expenditures, from operating cash flow, cash on hand and borrowings under the GE Credit Agreement, for at least the next 12 months. We expect to fund our announced expansion projects at the East Dubuque Facility through borrowings under the GE Credit Agreement.

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

GE Credit Agreement

The GE Credit Agreement consists of a $50.0 million senior secured revolving credit facility with a $10.0 million letter of credit sublimit. As of December 31, 2015, we had $34.5 million outstanding borrowings under the GE Credit Agreement.

Under the GE Credit Agreement, in the event that less than 30% of the commitment amount is available for borrowing on any distribution date, in order to make a distribution on such date (a) we must maintain a first lien leverage ratio no greater than 1.0 to 1.0 and (b) the sum of (i) the undrawn amount under the GE Credit Facility and (ii) cash maintained by us and our subsidiaries in collateral deposit accounts must be at least $5 million, in each case, on a pro forma basis. In addition, before we can make distributions, there cannot be any default under the GE Credit Agreement. The GE Credit Agreement also contains a springing financial covenant requirement that we maintain a first lien leverage ratio not to exceed 1.0 to 1.0 (a) at the end of each fiscal quarter where less than 30% of the commitment amount is available for drawing under the GE Credit Facility or (b) a default has occurred and is continuing. The first lien leverage ratio as of December 31, 2015 was 0.33 to 1.0.

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

Shelf Registration

We have an effective shelf registration statement with the SEC, which allows us and Rentech’s subsidiary RNHI, from time to time, in one or more offerings, to offer and sell up to $500.0 million in the aggregate of securities comprised of (i) up to $265.5 million of common units and debt securities to be offered and sold by us in primary offerings and (ii) up to 12.5 million common units to be offered and sold by RNHI in secondary offerings. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. Upon completion of the Merger, the shelf registration statement will be withdrawn.

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

Maintenance capital expenditures for our East Dubuque Facility totaled $10.8 million for the year ended December 31, 2015, $9.4 million for the year ended December 31, 2014, and $9.3 million for the year ended December 31, 2013. Maintenance capital expenditures for our East Dubuque Facility are expected to be $15.5 million for the year ending December 31, 2016. Expansion capital expenditures for our East Dubuque Facility totaled $17.6 million for the year ended December 31, 2015, $14.4 million for the year ended December 31, 2014, and $50.5 million for the year ended December 31, 2013. Expansion capital expenditures for our East Dubuque Facility are expected to be $11.4 million for the year ending December 31, 2016, of which $10.1 million is related to the ammonia synthesis converter project.

Maintenance capital expenditures for our Pasadena Facility totaled $3.9 million for the year ended December 31, 2015. Maintenance capital expenditures for our Pasadena Facility totaled $22.3 million for the year ended December 31, 2014, including $14.5 million spent as part of the project to replace the sulfuric acid converter. In 2013, maintenance capital expenditures for the Pasadena Facility totaled $9.0 million, including $2.4 million spent as part of the project to replace the sulfuric acid converter. Maintenance capital expenditures for our Pasadena Facility are expected to be $2.9 million for the year ending December 31, 2016. Expansion capital expenditures for our Pasadena Facility totaled $2.1 million for the year ended December 31, 2015, related to the power generation project. Expansion capital expenditures for our Pasadena Facility totaled $14.4 million for the year ended December 31, 2014, primarily related to the power generation project, and $24.2 million in the year ended December 31, 2013, primarily related to the power generation project and the ammonium sulfate debottlenecking and production capacity project. We do not expect to have any expansion capital expenditures for the year ending December 31, 2016.

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

The following is a summary of cash distributions paid to common unitholders and holders of phantom units during the year ended December 31, 2015 for the respective quarter to which the distributions relate:

	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	Total Cash Distributions Paid in 2015
	(in thousands, except for per unit amounts)
Distribution to common unitholders - affiliates	$6,975	$8,370	$23,250	$5,813	$44,408
Distribution to common unitholders - non-affiliates	4,763	5,714	15,884	3,971	30,332
Total amount paid	$11,738	$14,084	$39,134	$9,784	$74,740
Per common unit	$0.30	$0.36	$1.00	$0.25	$1.91
Common and phantom units outstanding	39,127	39,121	39,134	39,134

On February 15, 2016, we announced a cash distribution to our common unitholders and payments to holders of phantom units for the period October 1, 2015 through and including December 31, 2015 of $0.10 per common unit or $3.9 million in the aggregate. This distribution will bring cumulative cash distributed for the twelve months ended December 31, 2015 to $1.71 per common unit. The cash distribution was paid on February 29, 2016, to unitholders of record at the close of business on February 25, 2016.

CASH FLOWS

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2015 was $79.5 million. We had net loss of $101.5 million for the year ended December 31, 2015 including and asset impairment charges totaling $160.6 million. We also had non-cash unit-based compensation expense relating to our common units of $1.1 million. We had an unrealized gain on natural gas derivatives of $2.4 million relating to our forward purchase natural gas contracts. We recorded $4.6 million in business interruption insurance proceeds relating to a 2013 fire at our East Dubuque Facility. Inventories increased by $6.4 million during the year ended December 31, 2015 due to build-up of inventory at our Pasadena Facility as part of our restructuring of operations to focus on high-margin sales in the domestic market. This increase was partially offset by a reduction of inventory at the East Dubuque Facility due to lower natural gas prices. Deferred revenue decreased by $9.7 million during the year ended December 31, 2015 due to a reduction in prepaid sales contracts at our East Dubuque Facility, partially offset by an increase in products stored at a distributor for our Pasadena Facility. A combination of lower corn prices and more nitrogen fertilizer product available on the market reduced the incentive for our East Dubuque Facility’s customers to enter into prepaid sales contracts like they typically do in the fourth quarter.

Net cash provided by operating activities for the year ended December 31, 2014 was $64.9 million. We had net loss of $1.1 million for the year ended December 31, 2014 including a goodwill impairment charge of $27.2 million, relating to our Pasadena Facility, which relates to the Agrifos Acquisition. We also had non-cash unit-based compensation expense relating to our common units of $1.3 million. We had a loss on gas derivatives of $4.0 million relating to our forward purchase natural gas contracts. Accounts receivable increased by $9.3 million due primarily to collections timing at our Pasadena Facility and higher ammonia deliveries at our East Dubuque Facility during the year ended December 31, 2014.

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

Investing Activities

Net cash used in investing activities was $36.4 million for the year ended December 31, 2015, $72.6 million for the year ended December 31, 2014, and $90.5 million for the year ended December 31, 2013.

Net cash used in the investing activities for the year ended December 31, 2015 was primarily related to the projects at our East Dubuque Facility. At our East Dubuque Facility, we upgraded a nitric acid compressor train and we are replacing an ammonia synthesis converter.

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

Financing Activities

Net cash used in financing activities was $55.2 million for the year ended December 31, 2015, compared to net cash provided by financing activities of $1.6 million for the year ended December 31, 2014 and $24.3 million for the year ended December 31, 2013.

During the year ended December 31, 2015, we made distributions of $74.7 million to our unitholders. We also borrowed an additional $19.5 million under the GE Credit Agreement.

During the year ended December 31, 2014, we borrowed $15.0 million under the GE Credit Agreement. We also made distributions of $12.1 million to our unitholders in 2014.

During the year ended December 31, 2013, we issued the Notes for $320.0 million and paid off a credit agreement in the amount of $205.0 million. We also made distributions of $92.4 million to our unitholders in 2013.

CONTRACTUAL OBLIGATIONS

The following table lists our significant contractual obligations and their future payments at December 31, 2015:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Notes (1)	$320,000	$—	$—	$—	$320,000
GE Credit Agreement (2)	34,500	—	—	34,500	—
Interest on debt (3)	114,379	22,033	44,067	42,295	5,984
Natural gas (4)	8,131	8,131	—	—	—
Purchase obligations (5)	13,681	13,681	—	—	—
Asset retirement obligation (6)	4,498	—	—	—	4,498
Operating leases	4,315	3,139	1,126	50	—
Gas and electric fixed charges (7)	1,148	1,147	1	—	—
Pension plans and postretirement plan (8)	67	67	—	—	—
Total	$500,719	$48,198	$45,194	$76,845	$330,482

(1)	There is $320.0 million of principal outstanding under the Notes.
(2)	There is $34.5 million of principal outstanding under the GE Credit Agreement.
(3)	Interest on debt assumes interest rates existing at December 31, 2015 for variable rate debt.
(4)

As of December 31, 2015, the natural gas forward purchase contracts included delivery dates through May 31, 2016. During January and February 2016, we entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through February 29, 2016. The total MMBtus associated with these additional forward purchase contracts are 0.7 million and the total amount of the purchase commitments is $1.5 million, resulting in a weighted average rate per MMBtu of $2.20 in these new commitments. We are required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

(5)

The amount presented represents certain open purchase orders with our vendors. Not all of our open purchase orders are purchase obligations, since some of the orders are not enforceable or legally binding on us until the goods are received or the services are provided.

(6)

We have recorded asset retirement obligations, or AROs, related to future costs associated with the removal of contaminated material upon removal of the phosphoric acid plant at our Pasadena Facility and handling and disposal of asbestos at our East Dubuque Facility. The fair value of a liability for an ARO is recorded in the period in which it is incurred and the cost of such liability increases the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period through charges to operating expense and the capitalized cost is depreciated over the remaining useful life of the asset. The obligation is considered long-term and, therefore, considered to be incurred more than five years after December 31, 2015.

(7)	As part of the natural gas transportation and electricity supply contracts at our East Dubuque Facility, we must pay monthly fixed charges over the term of the contracts.
(8)	We expect to contribute $0 to the pension plans and $67,000 to the postretirement plan in 2016.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any material off-balance sheet arrangements as of December 31, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS FROM FINANCIAL STATEMENT DISCLOSURES

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to “Note 2 — Summary of Significant Accounting Policies - Recent Accounting Pronouncements” of the consolidated financial statements included in “ Part II — Item 8. Financial Statements and Supplementary Data.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to interest rate risks related to the GE Credit Agreement. Borrowings under the GE Credit Agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of one month plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is two business days prior to the first day of such interest period. The applicable margin for borrowings under the GE Credit Agreement is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. As of the date of this report, we had $34.5 million outstanding borrowings under the GE Credit Agreement. Assuming the entire $50.0 million was outstanding under the GE Credit Agreement, an increase or decrease of 100 basis points in the LIBOR rates would result in an increase or decrease in annual interest expense of $0.5 million.

Commodity Price Risk. Our East Dubuque Facility is exposed to significant market risk due to potential changes in prices for fertilizer products and natural gas. Natural gas is the primary raw material used in the production of various nitrogen-based products manufactured at our East Dubuque Facility. Market prices of nitrogen-based products are affected by changes in the prices of commodities such as corn and natural gas as well as by supply and demand and other factors. Currently, we purchase natural gas for use in our East Dubuque Facility on the spot market, and through short-term, fixed supply, fixed price and index price purchase contracts. Natural gas prices have fluctuated during the last several years, increasing substantially in 2008 and subsequently declining to the current lower levels. A hypothetical increase of $0.10 per MMBtu of natural gas would increase the cost to produce one ton of ammonia by approximately $3.35.

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

Our Pasadena Facility is exposed to significant market risk due to potential changes in prices for fertilizer products, and for ammonia, sulfuric acid and sulfur. Ammonia and sulfuric acid are the primary raw materials used in the production of ammonium sulfate which is the primary product manufactured at our Pasadena Facility. Sulfur is the primary raw material used in the production of sulfuric acid, which our Pasadena Facility produces for both internal consumption in the production of ammonium sulfate and for sales to third parties. During the year ended December 31, 2015, 94% of the sulfuric acid used in our Pasadena Facility’s production of ammonium sulfate was produced at our Pasadena Facility. We purchase a substantial portion of our ammonia and sulfur for use in our Pasadena Facility at prices based on market indices. The market price of ammonium sulfate is affected by changes in the prices of commodities such as soybeans, potatoes, cotton, canola, alfalfa, corn, wheat, ammonia and sulfur as well as by supply and demand for ammonium sulfate and other nitrogen fertilizers, and by other factors such as the price of its other inputs. The margins on the sale of ammonium sulfate fertilizer products are relatively low. If our costs to produce ammonium sulfate fertilizer products increase and the prices at which we sell these products do not correspondingly increase, our profits from the sale of these products may decrease or we may suffer losses on these sales. If the price of our products falls rapidly, we may not be able to recover the costs of our raw materials inventory that was purchased at an earlier time when commodity prices were at higher levels. A hypothetical increase of $10.00 per ton of ammonia would increase the cost to produce one ton of ammonium sulfate by $2.50. A hypothetical increase of $10.00 per ton of sulfur would also increase the cost to produce one ton of ammonium sulfate by $2.50. Without a corresponding increase in ammonium sulfate prices, at a volume of 500,000 tons per year, a $2.50 increase per ton would result in an impact of $1.2 million.

Our Pasadena Facility purchases ammonia and sulfur as feedstocks at contractual prices primarily based on published Tampa, Florida market indices, while our East Dubuque Facility sells similar quantities of ammonia at prevailing prices in the Mid Corn Belt, which are typically significantly higher than Tampa ammonia prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RENTECH NITROGEN PARTNERS, L.P.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Rentech Nitrogen GP, LLC and Unitholders of Rentech Nitrogen Partners, L.P.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Rentech Nitrogen Partners, L.P. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the review of the cash flow forecasts used in the accounting for long-lived asset recoverability and impairment existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Partnership’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California

March 15, 2016

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	As of December 31,
	2015	2014

ASSETS
Current assets
Cash	$15,823	$28,028
Accounts receivable	11,451	16,714
Inventories	32,116	27,736
Prepaid expenses and other current assets	5,745	4,942
Other receivables	374	357
Total current assets	65,509	77,777
Property, plant and equipment, net	152,078	259,011
Construction in progress	23,712	47,758
Other assets
Intangible assets	—	21,114
Other assets	71	341
Total other assets	71	21,455
Total assets	$241,370	$406,001
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$12,022	$14,846
Payable to general partner	4,605	3,035
Accrued liabilities	15,212	14,203
Deferred revenue	16,982	26,700
Accrued interest	4,650	4,494
Total current liabilities	53,471	63,278
Long-term liabilities
Debt	347,575	326,685
Asset retirement obligation	4,498	4,194
Other	2,092	2,953
Total long-term liabilities	354,165	333,832
Total liabilities	407,636	397,110
Commitments and contingencies (Note 10)
Partners' capital (deficit)
Common unitholders: 38,985 and 38,913 units issued and outstanding at December 31, 2015 and 2014, respectively	(166,555)	8,886
Accumulated other comprehensive income	289	5
General partner's interest	—	—
Total partners' capital (deficit)	(166,266)	8,891
Total liabilities and partners' capital (deficit)	$241,370	$406,001

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Operations

(Amounts in thousands, except per unit data)

	For the Years Ended December 31,
	2015	2014	2013

Revenues	$340,731	$334,612	$311,375
Cost of sales	239,969	274,135	240,021
Gross profit	100,762	60,477	71,354
Operating expenses
Selling, general and administrative expense	19,794	18,011	17,285
Depreciation and amortization	1,035	1,509	4,077
Pasadena asset impairment	160,622	—	—
Pasadena goodwill impairment	—	27,202	30,029
Other expense	410	542	806
Total operating expenses	181,861	47,264	52,197
Operating income (loss)	(81,099)	13,213	19,157
Other income (expense), net
Interest expense	(21,701)	(19,057)	(14,098)
Agrifos settlement	—	5,632	—
Loss on debt extinguishment	—	(635)	(6,001)
Gain on fair value adjustment to earn-out adjustment	—	—	4,920
Other income (expense), net	1,341	(197)	(6)
Total other expenses, net	(20,360)	(14,257)	(15,185)
Income (loss) before income taxes	(101,459)	(1,044)	3,972
Income tax (benefit) expense	67	18	(96)
Net income (loss)	$(101,526)	$(1,062)	$4,068
Net income (loss) per common unit allocated to common unitholders - Basic	$(2.62)	$(0.03)	$0.10
Net income (loss) per common unit allocated to common unitholders - Diluted	$(2.62)	$(0.03)	$0.10
Weighted-average units used to compute net income (loss) per common unit:
Basic	38,924	38,898	38,850
Diluted	38,924	38,898	38,945

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013

Net income (loss)	$(101,526)	$(1,062)	$4,068
Other comprehensive income (loss), net of tax:
Pension and postretirement plan adjustments	284	(1,304)	1,143
Other comprehensive income (loss)	284	(1,304)	1,143
Comprehensive income (loss)	$(101,242)	$(2,366)	$5,211

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Partners’ Capital (Deficit)

(Amounts in thousands)

	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive Income	General Partner	Total Partners' Capital (Deficit)

Balance, December 31, 2012	38,839	$109,238	$166	$—	$109,404
Common units	50	(519)	—	—	(519)
Distributions to common unitholders - affiliates	—	(55,102)	—	—	(55,102)
Distributions to common unitholders - non-affiliates	—	(37,329)	—	—	(37,329)
Unit-based compensation expense	—	1,460	—	—	1,460
Net income	—	4,068	—	—	4,068
Other comprehensive income	—	—	1,143	—	1,143
Balance, December 31, 2013	38,889	$21,816	$1,309	$—	$23,125
Common units	83	(404)	—	—	(404)
Common units returned - Agrifos settlement	(59)	(632)	—	—	(632)
Distributions to common unitholders - affiliates	—	(7,208)	—	—	(7,208)
Distributions to common unitholders - non-affiliates	—	(4,907)	—	—	(4,907)
Unit-based compensation expense	—	1,283	—	—	1,283
Net loss	—	(1,062)	—	—	(1,062)
Other comprehensive loss	—	—	(1,304)	—	(1,304)
Balance, December 31, 2014	38,913	$8,886	$5	$—	$8,891
Common units	72	(250)	—	—	(250)
Distributions to common unitholders - affiliates	—	(44,408)	—	—	(44,408)
Distributions to common unitholders - non-affiliates	—	(30,332)	—	—	(30,332)
Unit-based compensation expense	—	1,075	—	—	1,075
Net loss	—	(101,526)	—	—	(101,526)
Other comprehensive loss	—	—	284	—	284
Balance, December 31, 2015	38,985	$(166,555)	$289	$—	$(166,266)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013

Cash flows from operating activities
Net income (loss)	$(101,526)	$(1,062)	$4,068
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,943	24,257	17,312
Pasadena asset impairment	160,622	—	—
Pasadena goodwill impairment	—	27,202	30,029
Gain on sale of easement	(1,425)	—	—
Utilization of spare parts	4,220	5,398	3,778
Write-down of inventory	2,153	6,045	12,360
Non-cash interest expense	1,302	1,192	961
Loss on debt extinguishment	—	635	6,001
Unit-based compensation	1,075	1,283	1,460
Unrealized (gain) loss on natural gas derivatives	(2,438)	3,955	—
Other	999	(1,287)	1,762
Changes in operating assets and liabilities:
Accounts receivable	5,263	(9,280)	2,271
Inventories	(6,354)	(1,757)	(16,190)
Prepaid expenses and other current assets	(715)	(385)	(2,282)
Other receivables	(17)	1,870	399
Accounts payable	(2,705)	4,887	(5,289)
Accrued liabilities, accrued payroll and other	3,708	(4,847)	(6,667)
Deferred revenue	(9,717)	6,335	(9,295)
Accrued interest	90	438	3,780
Net cash provided by operating activities	79,478	64,879	44,458
Cash flows from investing activities
Capital expenditures	(38,330)	(71,663)	(90,288)
Proceeds from easement	1,425	—	—
Other items	462	(897)	(252)
Net cash used in investing activities	(36,443)	(72,560)	(90,540)
Cash flows from financing activities
Proceeds from credit facilities and term loan, net of original issue discount	19,500	15,000	15,600
Proceeds from issuance of notes	—	—	320,000
Payment of offering costs	—	—	(972)
Payments and retirement of debt	—	—	(208,890)
Payment of debt issuance costs	—	(1,236)	(8,964)
Distributions to common unitholders - affiliates	(44,408)	(7,208)	(55,102)
Distributions to common unitholders - non-affiliates	(30,332)	(4,907)	(37,329)
Net cash provided by (used in) financing activities	(55,240)	1,649	24,343
Decrease in cash	(12,205)	(6,032)	(21,739)
Cash, beginning of period	28,028	34,060	55,799
Cash, end of period	$15,823	$28,028	$34,060

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Consolidated Statements of Cash Flows—Continued

(Amounts in thousands)

For the years ended December 31, 2015, 2014 and 2013, the Partnership made certain cash payments as follows:

	For the Years Ended December 31,
	2015	2014	2013
Cash payments of interest, net of capitalized interest of $1,986 (Dec 2015), $3,077 (Dec 2014) and $3,243 (Dec 2013)	$19,642	$17,787	$9,674

Excluded from the consolidated statements of cash flows were the effects of certain non-cash investing and financing activities as follows:

	For the Years Ended December 31,
	2015	2014	2013

Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$5,883	$5,739	$10,509
Increase in asset retirement obligation	$—	$1,265	$—

See Accompanying Notes to Consolidated Financial Statements.

RENTECH NITROGEN PARTNERS, L.P.

Notes to Consolidated Financial Statements

Note 1 — Description of Business

Description of Business

Rentech Nitrogen Partners, L.P. (“RNP”, “the Partnership,” “we,” “us” or “our”) owns and operates two fertilizer facilities: our East Dubuque Facility and our Pasadena Facility. Our East Dubuque Facility is located in East Dubuque, Illinois. We produce primarily ammonia and urea ammonium nitrate solution (“UAN”) at our East Dubuque Facility, using natural gas as the facility’s primary feedstock. Our Pasadena Facility, which we acquired with the acquisition of Agrifos LLC (“Agrifos”), is located in Pasadena, Texas. We produce ammonium sulfate, ammonium thiosulfate and sulfuric acid at our Pasadena Facility, using ammonia and sulfur as the facility’s primary feedstocks.

We were formed by Rentech, Inc. (“Rentech”). Rentech Nitrogen Holdings, Inc. (“RNHI”), Rentech’s indirect wholly owned subsidiary, owns approximately 60% of the outstanding Partnership common units and Rentech Nitrogen GP, LLC (the “General Partner”), RNHI’s wholly owned subsidiary, owns 100% of the non-economic general partner interest in us.

Proposed Merger

On August 9, 2015, the Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which the Partnership and the General Partner will merge with affiliates of CVR Partners, L.P. (“CVR Partners”), and the Partnership will cease to be a public company and will become a wholly owned subsidiary of CVR Partners (the “Merger”). Upon closing of the Merger, each outstanding unit of the Partnership will be exchanged for 1.04 common units of CVR Partners and $2.57 of cash. The Merger Agreement required the Partnership to sell its Pasadena Facility to a third party as a condition to closing the Merger. The merger consideration therefore does not include any consideration attributable to the Pasadena Facility. Consummation of the Merger is subject to certain conditions, including the sale of the Pasadena Facility. The Merger Agreement includes customary termination provisions, including a provision allowing RNP to terminate the Merger Agreement in order to accept a superior proposal, as defined in the Merger Agreement, upon payment of a large termination fee. Rentech has agreed, subject to certain terms and conditions, to vote its Partnership common units, constituting approximately 60% of the outstanding common units of the Partnership in favor of the transaction. Subject to satisfaction of the closing conditions and receipt of the required approvals, the Partnership expects that the Merger will close in the first quarter of 2016.

On March 14, 2016, the Partnership completed the sale of the Pasadena Facility to Interoceanic Corporation (“IOC”). The transaction resulted in an initial cash payment to the Partnership of $5.0 million and a cash working capital adjustment, which is expected to be approximately $6.0 million, after confirmation of the amount within ninety days of the closing of the transaction. The purchase agreement also includes a milestone payment which would be paid the Partnership’s unitholders equal to 50% of the facility’s EBITDA, as defined in the purchase agreement, in excess of $8.0 million cumulatively earned over the next two years. The Partnership expects to set a record date prior to closing the pending merger between the Partnership and CVR Partners for the distribution to its unitholders of the $5.0 million initial cash payment, net of estimated transaction-related fees of approximately $0.6 million. The distribution of the cash working capital adjustment, the milestone payment and any other additional cash payments made by IOC relating to the purchase of the Pasadena Facility will be made to the Partnership’s unitholders within a reasonable time shortly after receiving such cash payments. the Partnership expects to set a separate record date immediately prior to the closing of the pending merger between the Partnership and CVR Partners for the distribution of purchase price adjustment rights representing the right to receive these additional cash payments if and to the extent made. With the sale of the Pasadena Facility, the Partnership has satisfied all of the material conditions necessary to close the Merger, which is expected to close on or about March 31, 2016.

Note 2 — Summary of Significant Accounting Policies

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

Natural gas, though not typically purchased for the purpose of resale, is occasionally sold by the East Dubuque Facility when contracted quantities received are in excess of production and storage capacities, in which case the sales price is recorded in revenues and the related cost is recorded in cost of sales. Natural gas sales were $0.5 million for the year ended December 31, 2015, $6.1 million for the year ended December 31, 2014 and $3.4 million for the year ended December 31, 2013.

East Dubuque Contracts

RNLLC had a distribution agreement (the “Distribution Agreement”) with Agrium U.S.A., Inc. (“Agrium”). The Distribution Agreement was for a 10 year period, subject to renewal options. Pursuant to the Distribution Agreement, Agrium was obligated to use commercially reasonable efforts to promote the sale of, and solicit and secure orders from its customers for nitrogen fertilizer products manufactured at the East Dubuque Facility, and to purchase from RNLLC nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time. Under the Distribution Agreement, Agrium was appointed as the exclusive distributor for the sale, purchase and resale of nitrogen products manufactured at the East Dubuque Facility. Sale terms were negotiated and approved by RNLLC. Agrium bore the credit risk on products sold through Agrium pursuant to the Distribution Agreement. If an agreement was not reached on the terms and conditions of any proposed Agrium sale transaction, RNLLC had the right to sell to third parties provided the sale was on the same timetable and volumes and at a price not lower than the one proposed by Agrium. For the years ended December 31, 2015, 2014 and 2013, the Distribution Agreement accounted for 65% or more of net revenues from product sales for the East Dubuque Facility. Receivables from Agrium accounted for 44% and 36% of the total accounts receivable balance of the East Dubuque Facility as of December 31, 2015 and 2014, respectively. RNLLC terminated the Distribution Agreement as of December 31, 2015. RNLLC will now sell directly to its customers.
RNP negotiated sales with other customers and these transactions were not subject to the terms of the Distribution Agreement.

Under the Distribution Agreement, the East Dubuque Facility paid commissions to Agrium not to exceed $5 million during each contract year on applicable gross sales during the first 10 years of the agreement. The effective commission rate for the year ended December 31, 2015 was 3.9%, for the year ended December 31, 2014 was 3.4% and 3.6% for the year ended December 31, 2013. The commission expense was recorded in cost of sales for all periods.

Pasadena Contracts

We sell substantially all of our Pasadena Facility’s products through marketing and distribution agreements. Pursuant to an exclusive marketing agreement we have entered into with IOC, IOC has the exclusive right and obligation to market and sell all of our Pasadena Facility’s ammonium sulfate product. Under the marketing agreement, IOC is required to use commercially reasonable efforts to market the product to obtain the most advantageous price. We compensate IOC for transportation and storage costs relating to the ammonium sulfate product it markets through the pricing structure under the marketing agreement. The marketing agreement has a term that ends December 31, 2016, but automatically renews for subsequent one-year periods (unless either party delivers a termination notice to the other party at least 210 days prior to an automatic renewal). The marketing agreement may be terminated prior to its stated term for specified causes. During the years ended December 31, 2015, 2014 and 2013, the marketing agreement with IOC accounted for 80% or more of our Pasadena Facility’s total revenues. In addition, we have an arrangement with IOC that permits us to store approximately 60,000 tons of ammonium sulfate at IOC-controlled terminals, which are located near end customers of our Pasadena Facility’s ammonium sulfate. This arrangement currently is not governed by a written contract. We also have marketing and distribution agreements to sell other products that automatically renew for successive one year periods.

Deferred Revenue

A significant portion of the revenue recognized during any period may be related to prepaid contracts or products stored at IOC facilities, for which cash was collected during an earlier period, with the result that a significant portion of revenue recognized during a period may not generate cash receipts during that period. As of December 31, 2015 and 2014, deferred revenue was $17.0 million and $26.7 million, respectively. At the East Dubuque Facility, we record a liability for deferred revenue to the extent that payment has been received under prepaid contracts, which create obligations for delivery of product within a specified period of time in the future. The terms of these prepaid contracts require payment in advance of delivery. At the Pasadena Facility, IOC pre-pays a portion of the sales price for shipments received into its storage facilities. The Partnership recognizes revenue related to the prepaid contracts or products stored at IOC facilities and relieves the liability for deferred revenue when products are shipped (including shipments to end customers from IOC facilities).

Cost of Sales

Cost of sales are comprised of manufacturing costs related to the Partnership’s fertilizer products. Cost of sales expenses include direct materials (such as natural gas, ammonia, sulfur and sulfuric acid), direct labor, indirect labor, employee fringe benefits, depreciation on plant machinery, electricity and other costs, including shipping and handling charges incurred to transport products sold.

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

Accounting for Derivative Instruments

Accounting guidance establishes accounting and reporting requirements for derivative instruments and hedging activities. This guidance requires recognition of all derivative instruments as assets or liabilities on the Partnership’s consolidated balance sheets and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. The Partnership currently does not designate any of its derivatives as hedges for financial accounting purposes. Gains and losses on derivative instruments not designated as hedges are currently included in cost of product sales on our statement of operations and reported under cash flows from operating activities.

Cash

Cash and cash equivalents consist of cash on hand with original maturities of three months or less. The Partnership has checking accounts with major financial institutions. At times balances with these financial institutions may be in excess of federally insured limits.

Accounts and Other Receivables

Trade receivables are recorded at net realizable value. The allowance for doubtful accounts reflects the Partnership’s best estimate of probable losses inherent in the accounts receivable balance. The Partnership determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The Partnership reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. No allowance has been recorded as of December 31, 2015 and 2014.

Inventories

Inventories consist of raw materials and finished goods. The primary raw material used by the East Dubuque Facility in the production of its nitrogen products is natural gas. The primary raw materials used by the Pasadena Facility in the production of its products are ammonia and sulfur. Raw materials also include certain chemicals used in the manufacturing process. Finished goods include the products stored at each plant that are ready for shipment along with any inventory that may be stored at remote facilities. Inventories on the balance sheets included depreciation in the amount of $2.2 million at December 31, 2015 and $2.1 million at December 31, 2014.

Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. The estimated net realizable value is based on customer orders, market trends and historical pricing. On at least a quarterly basis, the Partnership performs an analysis of its inventory balances to determine if the carrying amount of inventories exceeds its net realizable value. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. See Note 6 — Inventories for amounts written down during the periods. During turnarounds at the East Dubuque and Pasadena Facilities, the Partnership allocates fixed production overhead costs to inventory based on the normal capacity of its production facilities and unallocated overhead costs are recognized as expense in the period incurred.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, except for platinum catalyst, as follows:

Type of Asset	Estimated Useful Life
Building and building improvements	20 - 40 years
Land improvements	10 - 20 years
Machinery and equipment	7 - 10 years
Furniture, fixtures and office equipment	5 - 10 years
Computer equipment and software	3 - 5 years
Vehicles	3 - 5 years
Ammonia catalyst	3 - 10 years
Platinum catalyst	Based on units of production

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

Long-lived assets and construction in progress are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the asset’s fair value.

The Partnership capitalizes certain direct development costs associated with internal-use software, including external direct costs of material and services, and payroll costs for employees devoting time to software implementation projects. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

The Partnership has recorded asset retirement obligations (“AROs”) related to future costs associated with (i) the removal of contaminated material at the former phosphorous plant at the Pasadena Facility and (ii) disposal of asbestos at the East Dubuque Facility. The fair value of a liability for an ARO is recorded in the period in which it is incurred and the cost of such liability increases the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period through charges to operating expense and the capitalized cost is depreciated over the remaining useful life of the asset. The liability was $4.5 million at December 31, 2015 and $4.2 million at December 31, 2014.

A reconciliation of the change in the carrying value of the AROs is as follows:

Balance at December 31, 2014	$4,194
Accretion expense	305
Liabilities settled in current period	(1)
Balance at December 31, 2015	$4,498

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

Intangible Assets

Intangible assets arose in conjunction with the Agrifos Acquisition (See Note 3 — Agrifos Acquisition) and consist of technology to produce ammonium sulfate and the Pasadena Facility’s marketing agreement with IOC. The Partnership assesses the realizable value of finite-lived intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of its assets, the Partnership makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. As applicable, the Partnership makes assumptions regarding the useful lives of the assets. During 2015, the Partnership wrote off its intangible assets as a result of its impairment test (See Note 7 — Property, Plant and Equipment).

Intangible assets consist of the following at December 31, 2014:

		As of December 31, 2014
	Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Technologies to produce fertilizers	20	$23,680	$(2,566)	$21,114
Fertilizer marketing agreements	1.5	3,088	(3,088)	—
Intangibles		$26,768	$(5,654)	$21,114

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

Quarterly Distributions of Available Cash

The Partnership’s policy is generally to distribute all of the cash available for distribution that it generates each quarter, which could materially affect the Partnership’s liquidity and limit its ability to grow. Cash distributions for each quarter will be determined by the board of directors (the “Board”) of the General Partner following the end of each quarter. Cash available for distribution for each quarter will generally be calculated as the cash it generates during the quarter, less cash needed for maintenance capital expenditures not funded by capital proceeds, debt service and other contractual obligations, and any increases in cash reserves for future operating or capital needs that the Board of the General Partner deems necessary or appropriate. Increases or decreases in such reserves may be determined at any time by the Board of the General Partner as it considers, among other things, the cash flows or cash needs expected in approaching periods. The Partnership does not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in its quarterly distribution, nor does it intend to incur debt to pay quarterly distributions. As a result of its quarterly distributions, the Partnership’s liquidity may be significantly affected. However, the partnership agreement does not require it to pay cash distributions on a quarterly or other basis, and the Partnership may change its distribution policy at any time and from time to time. Any distributions made by the Partnership to its unitholders will be done on a pro rata basis. Additionally, the Merger Agreement permits the Partnership to make distributions of cash available for distribution calculated in accordance with the Merger Agreement, which generally requires the calculation to be consistent with its historical practice.

Related Parties

The Partnership, the General Partner and Rentech have entered into a services agreement, pursuant to which the Partnership and the General Partner obtain certain management and other services from Rentech. Under the services agreement, the Partnership, its subsidiaries and the General Partner are obligated to reimburse Rentech for (i) all costs, excluding share-based compensation, incurred by Rentech or its affiliates in connection with the employment of its employees who are seconded to the Partnership and who provide the Partnership services under the agreement on a full-time basis; (ii) a prorated share of costs, excluding share-based compensation, incurred by Rentech or its affiliates in connection with the employment of its employees, excluding seconded personnel, who provide the Partnership services under the agreement on a part-time basis, with such prorated share determined by Rentech on a commercially reasonable basis, based on the estimated percent of total working time that such personnel are engaged in performing services for the Partnership; (iii) a prorated share of certain administrative costs, in accordance with the agreement, including office costs, services by outside vendors, other general and administrative costs; and (iv) any taxes (other than income taxes, gross receipt taxes and similar taxes) incurred by Rentech or its affiliates for the services provided under the agreement. In accordance with the services agreement, Rentech billed the Partnership $12.6 million for the year ended December 31, 2015, $8.6 million for the year ended December 31, 2014, and $18.6 million for the year ended December 31, 2013.

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

In April 2015, the FASB issued guidance, which would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. As early adoption of the guidance is permitted, the Partnership has elected to implement the guidance in this report. As of December 31, 2015 and 2014, the Partnership had $6.9 million and $8.3 million, respectively, of debt issuance costs that were reclassified from assets to liabilities under this guidance.

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

In February 2016, the FASB issued an update to its guidance on lease accounting. This update revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. The distinction between finance and operating leases has not changed and the update does not significantly change the effect of finance and operating leases on the statement of operations. The new guidance is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Partnership is currently assessing the impact of adoption of this standard on our consolidated financial statements.

Note 3 — Agrifos Acquisition

On November 1, 2012, the Partnership acquired all of the membership interests of Agrifos, pursuant to a Membership Interest Purchase Agreement (the “Agrifos Purchase Agreement”). The purchase price for Agrifos and its subsidiaries consisted of an initial purchase price of $136.3 million in cash, less working capital adjustments, and $20.0 million in common units representing limited partnership interests in the Partnership (the “Common Units”), as well as potential earn-out consideration of up to $50.0 million to be paid in Common Units or cash at the Partnership’s option based on the amount by which the two-year Adjusted EBITDA, as defined in the Agrifos Purchase Agreement, of the Pasadena Facility exceeded certain thresholds. The Partnership deposited with an escrow agent in several escrow accounts a portion of the initial consideration consisting of an aggregate of $7.25 million in cash, and 323,276 Common Units, to satisfy certain indemnity claims.

The fair value of earn-out consideration was determined based on the Partnership’s analysis of various scenarios involving the achievement of certain levels of Adjusted EBITDA, as defined in the Agrifos Purchase Agreement, over a two-year period. The scenarios, which included a weighted probability factor, involved assumptions relating to the market prices of the Partnership’s products and feedstocks, as well as product profitability and production. The earn-out consideration was measured at each reporting date with changes in its fair value recognized in the consolidated statements of income. For the year ended December 31, 2013, the fair value of the liability decreased by approximately $4.9 million. At December 31, 2013, the fair value of the potential earn-out consideration relating to the Agrifos Acquisition was $0.

In October 2014, the Partnership reached an agreement to settle all existing and future indemnity claims it may have under the Agrifos Purchase Agreement. The parties agreed to distribute $5.0 million of cash and 59,186 Common Units to the Partnership held in escrow. The remaining $0.9 million of cash and 264,090 Common Units held in escrow were released to the seller of Agrifos. No earn-out consideration was earned. During the year ended December 31, 2014, the Partnership recognized income from the Agrifos settlement of $5.6 million.

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

The following table presents the fair value and carrying value of the Partnership’s borrowings as of December 31, 2015.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Notes	$310,400	$—	$—	$313,934
GE Credit Agreement	—	34,500	—	33,641

The following table presents the fair value and carrying value of the Partnership’s borrowings as of December 31, 2014.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Notes	$310,202	$—	$—	$312,785
GE Credit Agreement	—	15,000	—	13,900

Notes

The Notes, as defined in “Note 9 – Debt”, are deemed to be Level 1 financial instruments because there is an active market for such debt. The fair value of such debt was determined based on market prices.

GE Credit Agreement

The GE Credit Agreement, as defined in “Note 9 — Debt”, is deemed to be a Level 2 financial instrument because the measurement is based on observable market data. It is concluded that the carrying value of the GE Credit Agreement approximates the fair value of such loan as of December 31, 2015 and 2014 based on its floating interest rate and the Company’s assessment that the fixed-rate margin is still at market.

The levels within the fair value hierarchy at which the Partnership’s financial instruments have been evaluated have not changed for any of the Partnership’s financial instruments during the years ended December 31, 2015 and 2014.

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

Our East Dubuque Facility enters into forward natural gas purchase contracts to reduce its exposure to the fluctuations in natural gas prices. The forward natural gas contracts are deemed to be Level 2 financial instruments because the measurement is based on observable market data. The fair value of such contracts had been determined based on market prices. Gain or loss associated with forward natural gas contracts is recorded in cost of sales on the consolidated statements of operations. The amount of unrealized gain (loss) recorded was $2.4 million for the year ended December 31, 2015 and $(4.0) million for the year ended December 31, 2014. These forward natural gas contracts are recorded in accrued liabilities on the consolidated balance sheets.

	As of December 31,
	2015	2014
	Current Liabilities
	(in thousands)
Forward natural gas contracts:
Gross amounts recognized	$1,517	$3,955
Gross amounts offset in consolidated balance sheets	—	—
Net amounts presented in the consolidated balance sheets	$1,517	$3,955

The following table presents the financial instruments that were accounted for at fair value by level as of December 31, 2015 and 2014.

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Forward natural gas contracts - December 31, 2015	$—	$1,517	$—
Forward natural gas contracts - December 31, 2014	—	3,955	—

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

Net gain (loss) on interest rate swaps:

For the Year Ended
December 31,
2013
(in thousands)
Realized loss	$(24)
Unrealized gain	17
Total net loss on interest rate swaps	$(7)

During the year ended December 31, 2013, the Partnership paid $0.9 million to terminate the interest rate swaps as described above.

Note 6 — Inventories

Inventories consisted of the following:

	As of
	December 31, 2015	December 31, 2014
	(in thousands)
Finished goods	$29,426	$24,097
Raw materials	2,463	3,493
Other	227	146
Total inventory	$32,116	$27,736

During the year ended December 31, 2015, the Partnership wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $2.2 million to estimated net realizable value. During the year ended December 31, 2014, the Partnership wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $6.0 million to estimated net realizable value. The write-downs were reflected in cost of goods sold for the applicable periods.

Note 7 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	December 31, 2015	December 31, 2014
	(in thousands)
Land and land improvements	$2,469	$23,184
Buildings and building improvements	12,126	29,747
Machinery and equipment	229,456	290,140
Furniture, fixtures and office equipment	142	316
Computer equipment and computer software	3,071	3,312
Vehicles	181	186
Other	219	1,476
	247,664	348,361
Less: Accumulated depreciation	(95,586)	(89,350)
Total property, plant and equipment, net	$152,078	$259,011

After the Partnership launched and pursued its process to evaluate strategic alternatives, management determined that it was more likely than not that the Pasadena Facility would be sold or otherwise disposed of before the end of its previously estimated economic useful life. Although the Pasadena Facility was sold, held-for-sale accounting criteria was not met as management did not have the authority to commit to, and did not commit to, a plan of sale as of December 31, 2015. Because there was a likelihood that the Pasadena Facility was to be sold or otherwise disposed of before the end of its previously estimated useful life the Partnership performed impairment tests in 2015. During 2015, the Company updated forecasts of operating cash flows, assessed indications of interest from potential buyers, and updated its estimates of the probabilities of each scenario for the Pasadena Facility. Based on the results of the impairment tests, management concluded the Pasadena Facility’s carrying value was no longer recoverable and wrote the associated assets down by $160.6 million to their estimated fair values in 2015. The impairments reduced property, plant and equipment by $140.1 million and intangible assets, consisting of technology acquired in the acquisition of the Pasadena Facility, by $20.5 million. Fair value was based on probability weighting various cash flow scenarios using Level 3 inputs, under the applicable accounting guidance. The cash flow scenarios were based on market participant assumptions and indications of value from potential buyers of the Pasadena Facility.

During the year ended December 31, 2015, the Partnership received a one-time easement payment of $1.4 million to allow an adjacent property owner to construct some pipelines under the Pasadena Facility.

The construction in progress balance at December 31, 2015 was $23.7 million, which includes $0.7 million of capitalized interest costs. The construction in progress balance represents primarily the costs associated with the ammonia synthesis converter project at the East Dubuque Facility. The construction in progress balance at December 31, 2014 was $47.8 million, which includes $1.7 million of capitalized interest costs. The construction in progress balance represents primarily the costs associated with the power generation project at the Pasadena Facility.

Note 8 — Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2013 - Pasadena	$27,202
Goodwill impairment - Pasadena	(27,202)
Balance at December 31, 2014 - Pasadena	—
Goodwill impairment - Pasadena	—
Balance at December 31, 2015	$—

The goodwill resulting from the Agrifos Acquisition is amortizable for tax purposes.

The Partnership tests goodwill assets for impairment annually, or more often if an event or circumstances indicate an impairment may have occurred.

Management considered the inventory impairments, negative gross margins and negative EBITDA in 2014 and 2013, as well as revised cash flow projections, all taken together, as indicators that a potential impairment of the goodwill related to the Pasadena Facility may have occurred. Factors that affect cash flow include, but are not limited to: product prices; product sales volumes; feedstock prices, labor, maintenance, and other operating costs; required capital expenditures; and plant productivity.

Cash flow projections decreased primarily because of a decline in forecasted product margins. The reduction of prices in the forecast was the result of an evaluation of many factors, including deterioration in reported margins. A global decline in nitrogen prices, along with higher exports of ammonium sulfate from China, put downward pressure on ammonium sulfate prices. The additional supplies from China originate from new plants that produce ammonium sulfate as a by-product of manufacturing caprolactam. Raw material prices for ammonia and sulfur, key inputs for ammonium sulfate, had increased significantly during 2014. Global ammonia supplies were tight, supported by production issues in Egypt, Algeria, Trinidad and Qatar, as well as political issues in Libya and Ukraine.

The analysis of the potential impairment of goodwill is a two-step process. Step one of the impairment test consists of comparing the fair value of the reporting unit with the aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment. Step one of the goodwill impairment test involves a high degree of judgment and consists of a comparison of the fair value of a reporting unit with its book value. The fair value of the Pasadena reporting unit was based upon various assumptions and was based primarily on the discounted cash flows that the business could be expected to generate in the future (the “Income Approach”). The Income Approach valuation method required management to make projections of revenue and costs over a multi-year period. Additionally, the Partnership made an estimate of a weighted average cost of capital that a market participant would use as a discount rate. The Partnership also considered other valuation methods including the replacement cost and market approach. Based upon its analysis of the fair value of the Pasadena reporting unit, the Partnership believed it was probable that the Pasadena reporting unit had a carrying value in excess of its fair value in 2014 and 2013. The inputs utilized in the analyses were classified as Level 3 inputs within the fair value hierarchy as defined in accounting guidance.

Step two of the goodwill impairment test consists of comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. The estimated difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill. The valuation of assets and liabilities in step two is performed only for purposes of assessing goodwill for impairment and the Partnership did not adjust the net book value of the assets and liabilities on its consolidated balance sheets other than goodwill as a result of this process. Completion of step two of the goodwill impairment test indicated a $27.2 million residual value at December 31, 2013 and no remaining residual value of goodwill at December 31, 2014. This resulted in the Partnership recording impairment charges of $27.2 million and $30.0 million during the years ended December 31, 2014 and 2013, respectively, which was primarily the result of a decrease in the implied fair value of the Pasadena reporting unit. A deterioration in projected cash flows and an increase in the rate used to discount such cash flows contributed to the decreases in 2014 and 2013. In addition, the implied residual value of goodwill decreased because of an increase in the amount of invested capital at the Pasadena Facility, which primarily was the result of capital expenditures for the power generation project and expenditures to replace the sulfuric acid converter. The Partnership also considered the realizability of long-lived assets and intangible assets at December 31, 2014 and noted that no impairment of such assets was required.

Note 9 — Debt

The Partnership’s borrowings at December 31, 2015 and 2014 are summarized below. Debt premium, discount and issuance expenses incurred in connection with financing are deferred and amortized on a straight line basis.

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

The GE Credit Agreement consists of a $50.0 million senior secured revolving credit facility (the “GE Credit Facility”) with a $10.0 million letter of credit sublimit. At December 31, 2015, a letter of credit had been issued, but not drawn upon, in the amount of $1.4 million. The Partnership expects that the GE Credit Agreement will be used to fund growth projects, working capital needs, letters of credit and for other general partnership purposes.

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

The GE Credit Agreement contains a number of customary representations and warranties, affirmative and negative covenants and events of default. The covenants include, among other things, compliance with environmental laws, limitations on the incurrence of indebtedness and liens, the making of investments, the sale of assets and the making of restricted payments. In the event that less than 30% of the commitment amount is available for borrowing on any distribution date, in order to make a distribution on such date (a) the Partnership must maintain a first lien leverage ratio no greater than 1.0 to 1.0 and (b) the sum of (i) the undrawn amount under the GE Credit Facility and (ii) cash maintained by the Partnership and its subsidiaries in collateral deposit accounts must be at least $5 million, in each case on a pro forma basis. In addition, before the Partnership can make distributions, there cannot be any default under the GE Credit Agreement. The GE Credit Agreement also contains a requirement that the Partnership maintain a first lien leverage ratio not to exceed 1.0 to 1.0 (a) at the end of each fiscal quarter where less than 30% of the commitment amount is available for drawing under the GE Credit Facility or (b) a default has occurred and is continuing.

As of December 31, 2015, the Partnership was in compliance with all covenants under the Notes and the GE Credit Agreement.

Debt consists of the following:

	As of December 31,
	2015	2014
	(in thousands)
Notes	$320,000	$320,000
GE Credit Agreement	34,500	15,000
Total debt	354,500	335,000
Less: Debt issuance costs	(6,925)	(8,315)
Less: Current portion	—	—
Long-term debt	$347,575	$326,685

Future maturities of the total debt are as follows (in thousands):

For the Years Ending December 31,
2016	$—
2017	—
2018	—
2019	34,500
2020	—
Thereafter	320,000
$354,500

Note 10 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Partnership’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted nitrogen fertilizer product sales in order to substantially fix gross margin on those product sales contracts. The Partnership may also enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to reduce monthly and seasonal natural gas price volatility. The Partnership occasionally enters into index-price contracts for the purchase of natural gas. The Partnership has entered into multiple natural gas forward purchase contracts for various delivery dates through May 31, 2016. Commitments for natural gas purchases consist of the following:

	As of December 31,
	2015	2014
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	2,580	3,188
MMBtus under index-price contracts	—	540
Total MMBtus under contracts	2,580	3,728
Commitments to purchase natural gas	$8,131	$15,568
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$3.15	$4.18

As of December 31, 2015, deposits against these forward gas contracts were $0.6 million. During January and February 2016, the Partnership entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through February 29, 2016. The total MMBtus associated with these additional forward purchase contracts are 0.7 million and the total amount of the purchase commitments is $1.5 million, resulting in a weighted average rate per MMBtu of $2.20 in these new commitments. The Partnership is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

Operating Leases

The Partnership has various operating leases of real and personal property which expire through April 2020. Total lease expense for the year ended December 31, 2015 was $3.9 million, for the year ended December 31, 2014 was $3.5 million and $1.0 million for the year ended December 31, 2013.

Future minimum lease payments as of December 31, 2015 are as follows (in thousands):

For the Years Ending December 31,
2016	$3,139
2017	1,067
2018	59
2019	40
2020	10
$4,315

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

On February 1, 2016, plaintiffs and defendants entered into a memorandum of understanding (“MOU”) providing for the proposed settlement of the lawsuits. While the defendants believe that no supplemental disclosure is required under applicable laws, in order to avoid the burden and expense of further litigation, they have agreed, pursuant to the terms of the MOU, to make certain supplemental disclosures related to the proposed mergers, all of which were disclosed in a Form 8-K filed by the Partnership with the SEC on February 2, 2016. The MOU contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to the Partnership’s unitholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the United States District Court for the Central District of California (the “Court”) will consider the fairness, reasonableness and adequacy of the proposed settlement. If the proposed settlement is finally approved by the Court, it will resolve and release all claims by unitholders of the Partnership challenging any aspect of the proposed mergers, the merger agreement and any disclosure made in connection therewith, including in the definitive proxy statement, pursuant to terms that will be disclosed to such unitholders prior to final approval of the proposed settlement. In addition, in connection with the proposed settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Court for an award of attorneys’ fees and expenses to be paid by the Partnership or its successor. The proposed settlement is also contingent upon, among other things, the mergers becoming effective under Delaware law. There can be no assurance that the Court will approve the proposed settlement contemplated by the MOU. In the event that the proposed settlement is not approved and such conditions are not satisfied, the defendants will continue to vigorously defend against the allegations in the lawsuits.

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

The Partnership entered into a settlement agreement with the Illinois Environmental Protection Agency in August 2013 requiring it to connect a device at the East Dubuque Facility to an ammonia safety flare by December 1, 2015, which it did. The cost of the project required by the settlement agreement was $0.4 million.

The Partnership negotiated a settlement agreement with Region 6 of the Environmental Protection Agency relating to an ammonia release that occurred at the Pasadena Facility on April 20, 2014. The penalty required by the settlement agreement was $0.1 million.

Environmental

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

The Environmental Protection Agency reached a consent agreement and final order (“CAFO”) with ExxonMobil in September 2010 making ExxonMobil responsible for closure of the stacks, proper disposal of process wastewater related to the stacks and other expenses. In addition, the asset purchase agreement between a subsidiary of Agrifos and ExxonMobil, or the 1998 APA, pursuant to which the subsidiary purchased the Pasadena Facility in 1998, also makes ExxonMobil liable for closure and post-closure care of the stacks, with certain limitations relating to use of the stacks after the date of the agreement, including the limitations that remediation and demolition debris not be despoited on “stack 1” and that any naturally occurring radioactive material (“NORM”) deposited on stack 1 not be commingled with NORM deposited by ExxonMobil and be removed prior to closure of stack 1. Although ExxonMobil has expended significant funds and resources relating to the closures, we cannot assure you that ExxonMobil will remain able and willing to complete closure and post-closure care of the stacks in the future, including as a result of actions taken by Agrifos prior to the closing of the Agrifos Acquisition (such as if Agrifos deposited remediation or demolition debris on stack 1, or commingled its NORM with ExxonMobil’s NORM on stack 1). As of January 2016, ExxonMobil estimated that its total outstanding costs associated with the closures and long-term maintenance, monitoring and care of the stacks will be $51.2 million over the next 50 years. However, the actual amount of such costs could be in excess of this amount.

As discussed above, the costs of closure and post-closure care of the stacks will be substantial. If the Partnership becomes financially responsible for the costs of closure of the stacks, this would have a material adverse effect on its business and cash flow.

In addition, the soil and groundwater at the Pasadena Facility is pervasively contaminated. The facility has produced fertilizer since as early as the 1940s, and a large number of spills and releases have occurred at the facility, many of which involved hazardous substances. Furthermore, naturally occurring and other radioactive contaminants have been discovered at the facility in the past, and asbestos-containing materials currently exist at the facility. In the past there have been numerous instances of weather events which have resulted in flooding and releases of hazardous substances from the facility. The Partnership cannot assure you that past environmental investigations at the facility were complete, and there may be other contaminants at the facility that have not been detected. Contamination at the Pasadena Facility has the potential to result in toxic tort, property damage, personal injury and natural resources damages claims or other lawsuits. Further, regulators may require investigation and remediation at the facility in the future at significant expense.

ExxonMobil submitted Affected Property Assessment Reports, or APARs, under the Texas Risk Reduction Program to the Texas Commission on Environmental Quality, or the TCEQ, beginning in 2011 for the plant site and phosphogypsum stacks at the Pasadena Facility. The APARs identify instances in which various regulatory limits for numerous hazardous materials in both the soil and groundwater at the plant site and in the vicinity of the stacks have been exceeded. TCEQ is requiring ExxonMobil to perform significant additional investigative work as part of the APAR process. The TCEQ may also require further remediation of the contamination at the Pasadena Facility. The TCEQ or other regulatory agencies may hold us responsible for certain of the contamination at the Pasadena Facility or ExxonMobil may seek indemnification from the Pasadena Facility for contamination they believe was caused by our operations.

In the past, governmental authorities have alleged or determined that the Pasadena Facility has been in substantial noncompliance with environmental laws and the Pasadena Facility has been the subject of numerous regulatory enforcement actions. The facility has also been subject to a number of past or current governmental enforcement actions, consent agreements, orders, and lawsuits, including, as examples, actions concerning the closure of the phosphogypsum stacks at the facility, the release of process water and wastewater, emissions of oxides of sulfuric acid mist, releases of ammonia and other hazardous substances, various alleged Clean Water Act and Resource Conservation and Recovery Act violations, the potential for off-site contamination, and other matters. In the future, the Partnership may be required to expend significant funds to attain or maintain compliance with environmental laws. Regulatory findings of noncompliance could trigger sanctions, including monetary penalties, require installation of control or other equipment or other modifications, adverse permit modifications, the forced curtailment or termination of operations or other adverse impacts.

The costs the Partnership may incur in connection with the matters described above are not reasonably estimable and could be material. Subject to the terms and conditions of the 1998 APA, the Partnership is entitled to indemnification from ExxonMobil for certain losses relating to environmental matters relating to the facility and arising out of conditions present prior to our acquisition of the facility. However, the Partnership’s right to indemnification under this agreement is subject to important limitations, and it cannot assure you it will be able to obtain payment from ExxonMobil on a timely basis, or at all. Depending on the amount of the costs the Partnership may incur for such matters in a given period, this could have a material adverse effect on the results of its business and cash flow. The purchaser of the Pasadena Facility will assume liabilities for any environmental claims that may arise with respect to the Pasadena Facility, including in connection with the matters described above and it will also have the same indemnification rights from ExxonMobil that we had.

The Partnership believes it is remote that ExxonMobil will not be able to meet its obligations under the 1998 APA and, therefore, it has not recorded any liabilities associated with these environmental issues.

Note 11 — Partners’ Capital and Partnership Distributions

The Partnership had 195,355 unit-settled phantom units outstanding as of December 31, 2015 and 219,858 unit-settled phantom units outstanding as of December 31, 2014. Each outstanding phantom unit entitles the holder to payments in amounts equal to any distributions made to an outstanding unit by the Partnership. Payments to outstanding phantom units are not subtracted from operating cash flow in the calculation of cash available for distribution, but the payments made to phantom unitholders are recorded as distributions for accounting purposes. For information on the announcement of cash distributions refer to “Note 18 —  Subsequent Events”.

The following is a summary of cash distributions paid to common unitholders and holders of phantom units during the years ended December 31, 2015 and 2014 for the respective quarters to which the distributions relate:

	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	Total Cash Distributions Paid in 2015
	(in thousands, except for per unit amounts)
Distribution to common unitholders - affiliates	$6,975	$8,370	$23,250	$5,813	$44,408
Distribution to common unitholders - non-affiliates	4,763	5,714	15,884	3,971	30,332
Total amount paid	$11,738	$14,084	$39,134	$9,784	$74,740
Per common unit	$0.30	$0.36	$1.00	$0.25	$1.91
Common and phantom units outstanding	39,127	39,121	39,134	39,134

	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	Total Cash Distributions Paid in 2014
	(in thousands, except for per unit amounts)
Distribution to common unitholders - affiliates	$1,162	$1,861	$3,022	$1,163	$7,208
Distribution to common unitholders - non-affiliates	792	1,266	2,060	789	4,907
Total amount paid	$1,954	$3,127	$5,082	$1,952	$12,115
Per common unit	$0.05	$0.08	$0.13	$0.05	$0.31
Common and phantom units outstanding	39,081	39,081	39,098	39,030

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

Note 12 — Long-Term Incentive Equity Awards and Other Equity Based Compensation

The General Partner’s officers, employees and non-employee directors, as well as other key employees of Rentech, the indirect parent of the General Partner, and certain of the Partnership’s other affiliates who make significant contributions to its business, are eligible to receive awards under the Rentech Nitrogen Partners, L.P. 2011 Long-Term Incentive Plan (“LTIP”), thereby linking the recipients’ compensation directly to the Partnership’s performance. The LTIP provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards. Subject to adjustment in the event of certain transactions or changes in capitalization, 3,825,000 common units are reserved for issuance pursuant to awards under the LTIP.

The accounting guidance requires all share-based payments to be recognized in the statement of operations, based on their fair values. Some grants under the LTIP are marked to market at each reporting date. Most grants have graded vesting provisions where an equal number of shares vest on each anniversary of the grant date. Rentech and RNP allocate the total compensation cost on a straight-line attribution method over the requisite service period. Equity based compensation expense that the Partnership records is included in selling, general and administrative expense.

During the years ended December 31, 2015, 2014 and 2013, charges associated with all equity-based grants issued by RNP under the LTIP were recorded as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Unit-based compensation expense	$1,075	$1,283	$1,460

Phantom unit transactions during the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2012	154,938	$23.78	$5,839,626
Granted	116,508	18.71
Vested and Settled in Shares	(49,409)	(23.42)
Vested and Surrendered for Withholding Taxes Payable	(27,127)	(21.75)
Canceled / Expired	(1,278)	(35.14)
Outstanding at December 31, 2013	193,632	$20.97	$3,407,929
Granted	160,088	10.93
Vested and Settled in Shares	(83,471)	(20.68)
Vested and Surrendered for Withholding Taxes Payable	(35,342)	(20.91)
Canceled / Expired	(15,049)	(24.79)
Outstanding at December 31, 2014	219,858	$11.33	$2,310,711
Granted	91,964	10.42
Vested and Settled in Shares	(72,237)	(15.69)
Vested and Surrendered for Withholding Taxes Payable	(25,267)	(15.94)
Canceled / Expired	(18,963)	(15.80)
Outstanding at December 31, 2015	195,355	$11.07	$2,070,605

During the year ended December 31, 2015, the Partnership issued 91,964 unit-settled phantom units (which entitle the holder to distribution rights during the vesting period) covering the Partnership’s common units. 78,634 of the phantom units are time-vested awards that vest in three equal annual installments, subject to continued service through the applicable vesting date. 4,450 of the phantom units were time-vested awards issued to the directors that will vest on the one-year anniversary of the grant date, subject to continued service through the applicable vesting date. The phantom unit grants resulted in unit-based compensation expense of $0.9 million for the year ended December 31, 2015.

As of December 31, 2015, there was $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements from previously granted phantom units. That cost is expected to be recognized over a weighted-average period of 2.6 years.

During the year ended December 31, 2015, the Partnership issued a total of 8,880 common units which were fully vested at date of grant. The common units were issued to the directors and resulted in unit-based compensation expense of $0.1 million.

Note 13 — Employee Benefit Plans

Defined Contribution Plans

Salaried employees participate in Rentech’s 401(k) plan while union employees at the East Dubuque Facility participate in the RNLLC’s 401(k) plan and union employees at the Pasadena Facility participate in RNPLLC’s 401(k) plan. Salaried employees who are at least 18 years of age and have 60 days of service are eligible to participate in Rentech’s plan on the first of the month following 60 days and share in the employer matching contribution. During 2015, Rentech matched 100% of the first 3% and 50% of the next 3% of the Rentech plan participant’s salary deferrals. Participants are fully vested in both matching and any discretionary contributions made to the plan by Rentech. Union employees at the East Dubuque Facility who are at least 18 years of age and have been employed by RNP for 120 days are eligible to participate in RNLLC’s plan.

Union employees at the East Dubuque Facility hired before October 20, 1999 receive an RNLLC contribution of 4% of compensation and an RNLLC match of 50% of the first 2% of the participant’s salary deferrals. Union employees hired after October 19, 1999 receive an RNLLC matching contribution of 100% of the first 2% of the participant’s salary deferrals and then 75% of the next 4% of the participant’s salary deferrals. Participants are fully vested in both matching and any discretionary contributions made to the plan by RNLLC.

Union employees at the Pasadena Facility who are at least 18 years of age and are employed by RNPLLC during entry dates of April 1st or October 1st of the applicable year are eligible to participate in RNPLLC’s plan. Union employees receive an RNPLLC contribution of 2% of compensation and an RNPLLC match of 100% of the first 2.5% of the participant’s salary deferrals. Participants are fully vested in all employer contributions made to the plan by RNPLLC.

RNLLC contributed to RNLLC’s 401(k) plan $0.5 million for the year ended December 31, 2015 and $0.6 million for each of the years ended December 31, 2014 and 2013. RNPLLC contributed to RNPLLC’s 401(k) plan $0.3 million for each of the years ended December 31, 2015 and 2014 and $0.2 million for the year ended December 31, 2013.

Pension and Postretirement Benefit Plans

Reporting and disclosures related to pension and other postretirement benefit plans require that companies include an additional asset or liability on the balance sheet to reflect the funded status of retirement and other postretirement benefit plans, and a corresponding after-tax adjustment to accumulated other comprehensive income.

The Partnership has two noncontributory pension plans (the “Pension Plans”), one of which covers hourly paid employees represented by collective bargaining agreements in effect at its Pasadena Facility and the other of which covers non-union hourly employees at its Pasadena Facility who have 1,000 hours of service during a year of employment.

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

The following tables summarize the projected benefit obligation, the assets and the funded status of the Pension Plans and the Postretirement Plan at December 31, 2015 and 2014:

	As of December 31, 2015		As of December 31, 2014
	Pension	Postretirement	Pension	Postretirement
	(in thousands)
Projected benefit obligation
Benefit obligation at beginning of year	$5,796	$927	$4,505	$853
Service cost	206	35	106	35
Interest cost	218	30	213	37
Actuarial (gain) loss	(500)	(94)	1,125	93
Actual benefit paid	(200)	(27)	(153)	(91)
Benefit obligation at end of year	5,520	871	5,796	927
Fair value of plan assets
Fair value of plan assets at beginning of year	5,025	—	4,927	—
Actual return on plan assets	(23)	—	251	—
Employer contributions	—	27	—	91
Actual benefit paid	(200)	(27)	(153)	(91)
Fair value of plan assets at end of year	4,802	—	5,025	—
Funded status at end of year	$(718)	$(871)	$(771)	$(927)
Amounts recognized in the consolidated balance sheet
Noncurrent assets	$19	$—	$—	$—
Current liabilities	—	(67)	—	(81)
Noncurrent liabilities	(737)	(804)	(771)	(846)
	$(718)	$(871)	$(771)	$(927)

As of December 31, 2015 and 2014, the accumulated benefit obligation equaled the projected benefit obligation.

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
	(in thousands)
Net periodic benefit cost
Service cost	$206	$35	$106	$35	$137	$43
Interest cost	218	30	213	37	194	43
Expected return on plan assets	(296)	—	(289)	—	(260)	—
Amortization of prior service cost	—	22	—	22	—	22
Amortization of net gain	—	(13)	(54)	(16)	(5)	—
Net periodic pension costs	$128	$74	$(24)	$78	$66	$108
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	$(181)	$(94)	$1,163	$93	$(893)	$(233)
Recognized actuarial gain	—	13	54	16	5	—
Prior service cost	—	—	—	—	—	—
Recognized prior service cost	—	(22)	—	(22)	—	(22)
Total recognized in other comprehensive (income) loss	$(181)	$(103)	$1,217	$87	$(888)	$(255)

Accumulated other comprehensive income at December 31, 2015, 2014 and 2013 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
	(in thousands)
Net gain	$(295)	$(260)	$(114)	$(178)	$(1,332)	$(287)
Prior service cost	—	265	—	287	—	310
	$(295)	$5	$(114)	$109	$(1,332)	$23

The expected portion of the accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in 2016 is $0 for the Pension Plans and $10,000 for the Postretirement Plan.

Weighted average assumptions used to determine benefit obligations:

	As of December 31, 2015		As of December 31, 2014		As of December 31, 2013
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Discount rate	4.2%	4.0%	4.0%	3.9%	4.8%	4.7%

Weighted average assumptions used to determine net pension cost:

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Discount rate	4.0%	3.9%	4.8%	4.7%	4.1%	4.0%
Expected rate of return on assets	6.0%	N/A	6.0%	N/A	6.0%	N/A

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

	Postretirement
	As of December 31,
	2015	2014	2013
Health care cost trend: initial	N/A	9.00%	7.25%
Health care cost trend: ultimate	N/A	5.00%	5.00%
Year ultimate reached	N/A	2025	2023

As of December 31, 2015, there were no mining retirees entitled to medical coverage, and there will not be any future mining retirees entitled to medical coverage since there are no active mining participants in the Postretirement Plan. Therefore, medical trend rates are no longer relevant.

	As of December 31, 2015		As of December 31, 2014
	Target Allocation	Percentage of Pension Plan Assets 2015	Target Allocation	Percentage of Pension Plan Assets 2014
Asset Category
Equity securities	50%	52%	50%	52%
Debt securities	50%	48%	50%	48%

The goals of the Pension Plans’ asset investment strategy are to:

1)	Provide benefits to the participants and their beneficiaries and defray the reasonable expenses of administering the Pension Plans.
2)	Contribute the amounts necessary to maintain the Pension Plans on a sound actuarial basis and to satisfy the minimum funding standards established by law.
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

The pension plan assets are deemed to be Level 1 financial instruments at December 31, 2015 and 2014. The fair value of such assets had been determined based on market prices. The fair value of the pension plan assets consist of the following at December 31, 2015 and 2014 (in thousands):

	As of December 31,
	2015	2014
	(in thousands)
Mutual funds - equity	$2,560	$2,671
Mutual funds - fixed income	2,051	2,151
Other	191	203
Fair value of plan assets	$4,802	$5,025

The Partnership expects to contribute $0 to the Pension Plans and $67,000 to the Postretirement Plan, in 2016.

Expected Future Benefit Payments:

	Pension	Postretirement
	(in thousands)
2016	$194	$67
2017	199	79
2018	211	70
2019	237	49
2020	247	36
2021 - 2025	1,287	172

Note 14 — Income Taxes

For the year ended December 31, 2015, the Partnership recorded a state income tax expense of $0.1 million on income attributable to the Partnership, most of which is attributable to Texas Margin Tax due to the Texas Comptroller.

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

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues
East Dubuque	$201,344	$196,379	$177,700
Pasadena	139,387	138,233	133,675
Total revenues	$340,731	$334,612	$311,375
Gross profit (loss)
East Dubuque	$96,106	$74,785	$80,883
Pasadena	4,656	(14,308)	(9,529)
Total gross profit	$100,762	$60,477	$71,354
Selling, general and administrative expenses
East Dubuque	$4,630	$4,165	$4,576
Pasadena	3,937	5,078	4,764
Total segment selling, general and administrative expenses	$8,567	$9,243	$9,340
Depreciation and amortization
East Dubuque	$280	$194	$191
Pasadena	755	1,315	3,886
Total segment depreciation and amortization recorded in operating expenses	1,035	1,509	4,077
East Dubuque	17,997	15,718	9,048
Pasadena	5,902	7,030	4,187
Total depreciation and amortization recorded in cost of sales	23,899	22,748	13,235
Total segment depreciation and amortization	$24,934	$24,257	$17,312
Other operating expenses
East Dubuque	$410	$537	$806
Pasadena	160,622	27,207	30,029
Total segment other operating expenses	$161,032	$27,744	$30,835
Operating income (loss)
East Dubuque	$90,786	$69,888	$75,310
Pasadena	(160,658)	(47,907)	(48,208)
Total segment operating income (loss)	$(69,872)	$21,981	$27,102
Interest expense
East Dubuque	$69	$85	$—
Pasadena	—	—	8
Total segment interest expense	$69	$85	$8
Net income (loss)
East Dubuque	$90,770	$69,803	$75,244
Pasadena	(159,278)	(47,925)	(48,357)
Total segment net income (loss)	$(68,508)	$21,878	$26,887
Reconciliation of segment net income (loss) to consolidated net income (loss):
Segment net income (loss)	$(68,508)	$21,878	$26,887
Partnership and unallocated expenses recorded as selling, general and administrative expenses	(11,227)	(8,768)	(7,945)
Partnership and unallocated income (expenses) recorded as other income (expense)	(159)	4,800	(1,081)
Unallocated interest expense and loss on interest rate swaps	(21,632)	(18,972)	(14,096)
Income tax benefit	—	—	303
Consolidated net income (loss)	$(101,526)	$(1,062)	$4,068

	As of
	December 31, 2015	December 31, 2014
	(in thousands)
Total assets
East Dubuque	$192,768	$186,508
Pasadena	39,429	193,737
Total segment assets	$232,197	$380,245
Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$232,197	$380,245
Partnership and other	9,173	25,756
Consolidated total assets	$241,370	$406,001

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Capital expenditures
East Dubuque	$28,105	$24,872	$57,981
Pasadena	10,225	46,791	32,307
Partnership and other	—	—	—
Total capital expenditures	$38,330	$71,663	$90,288

Note 16 — Net Income (Loss) Per Common Unit

The following table sets forth the computation of basic and diluted net income per common unit.

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands, except for per unit data)
Numerator:
Net income (loss)	$(101,526)	$(1,062)	$4,068
Less: Income allocated to unvested units	397	60	366
Net income (loss) allocated to common unitholders	$(101,923)	$(1,122)	$3,702
Denominator:
Weighted average common units outstanding	38,924	38,898	38,850
Effect of dilutive units:
Phantom units	—	—	95
Diluted units outstanding	38,924	38,898	38,945
Basic net income (loss) per common unit	$(2.62)	$(0.03)	$0.10
Diluted net income (loss) per common unit	$(2.62)	$(0.03)	$0.10

For the years ended December 31, 2015, 2014 and 2013, 195,000, 220,000 and zero phantom units, respectively, were excluded from the calculation of diluted net income (loss) per common unit because their inclusion would have been anti-dilutive.

Note 17 — Selected Quarterly Financial Data (Unaudited)

Selected unaudited condensed financial information for the years ended December 31, 2015 and 2014 is presented in the tables below (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the 2015 year
Revenues	$69,174	$109,853	$84,323	$77,381
Gross profit	$18,783	$44,726	$19,362	$17,891
Operating income (loss)	$14,022	$(62,067)	$(19,949)	$(13,105)
Income (loss) before income taxes	$8,991	$(66,202)	$(25,533)	$(18,715)
Net income (loss)	$8,953	$(66,211)	$(25,514)	$(18,754)
Net income (loss) per common unit - Basic	$0.23	$(1.70)	$(0.66)	$(0.48)
Net income (loss) per common unit - Diluted	$0.23	$(1.70)	$(0.66)	$(0.48)
For the 2014 year
Revenues	$56,280	$113,609	$84,163	$80,560
Gross profit	$13,764	$28,219	$6,688	$11,806
Operating income (loss)	$8,159	$(4,090)	$2,181	$6,963
Income (loss) before income taxes	$3,155	$(8,899)	$(3,078)	$7,778
Net income (loss)	$3,125	$(8,924)	$(3,105)	$7,842
Net income (loss) per common unit - Basic	$0.08	$(0.23)	$(0.08)	$0.20
Net income (loss) per common unit - Diluted	$0.08	$(0.23)	$(0.08)	$0.20

The loss before income taxes during the three months ended December 31, 2015 was primarily attributable to the asset impairment of $26.3 million relating to the Pasadena Facility and the write-down of the Pasadena Facility’s inventory of $0.6 million.

The income before income taxes during the three months ended December 31, 2014 was primarily attributable to (i) higher sales prices for ammonia, UAN and ammonium sulfate; and (ii) the Agrifos settlement income of $5.6 million, partially offset by (a) a loss on gas derivatives of $3.1 million; and (b) write-down of inventory of $1.5 million.

Note 18 — Subsequent Events

Distributions

On February 15, 2016, the Partnership announced a cash distribution to its common unitholders for the period October 1, 2015 through and including December 31, 2015 of $0.10 per common unit which resulted in total distributions in the amount of $3.9 million, including payments to phantom unitholders. The cash distribution was paid on February 29, 2016 to unitholders of record at the close of business on February 25, 2016.

Sale of Pasadena Facility

On March 14, 2016, the Partnership completed the sale of the Pasadena Facility to IOC. The transaction calls for an initial cash payment to the Partnership of $5.0 million and a cash working capital adjustment, which is expected to be approximately $6.0 million, after confirmation of the amount within ninety days of the closing of the transaction. The purchase agreement also includes a milestone payment which would be paid to the Partnership unitholders equal to 50% of the facility’s EBITDA, as defined in the purchase agreement, in excess of $8.0 million cumulatively earned over the next two years. With the sale of the Pasadena Facility, the Partnership has satisfied all of the material conditions necessary to close the Merger, which is expected to close on or about March 31, 2016.

The Partnership expects to set a record date prior to closing the pending merger between the Partnership and CVR Partners for the distribution to its unitholders of the $5.0 million initial cash payment, net of estimated transaction-related fees of approximately $0.6 million. The distribution of the cash working capital adjustment, the milestone payment and any other additional cash payments made by IOC relating to the purchase of the Pasadena Facility will be made to the Partnership’s unitholders within a reasonable time shortly after receiving such cash payments. the Partnership expects to set a separate record date immediately prior to the closing of the pending merger between the Partnership and CVR Partners for the distribution of purchase price adjustment rights representing the right to receive these additional cash payments if and to the extent made.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, or DCP, that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our general partners’ principal executive officer, or Chief Executive Officer, and principal financial officer, or Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating DCP, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Partnership, under the supervision and with the participation of the Partnership’s management, including the Partnership’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Partnership’s DCP as of the end of the period covered by this report. As we previously reported in 2015, management identified material weaknesses in internal control over financial reporting, or ICFR, as described below. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective at the reasonable assurance level as of December 31, 2015.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our ICFR as of December 31, 2015. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

As we previously reported, we identified the following material weakness which continues to exist as of December 31, 2015. A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective internal controls over the review of the cash flow forecasts used in the accounting for long-lived asset impairment and recoverability. Specifically, we did not design and maintain effective internal controls related to documenting management’s review of assumptions used in our cash flow forecasts for long-lived asset impairment and recoverability.

This control deficiency did not result in a material misstatement to our annual or interim consolidated financial statements. However, this control deficiency, if unremediated, could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by the controls. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

As a result of the material weakness described above, management concluded we did not maintain effective ICFR as of December 31, 2015 based on the criteria in Internal Control – Integrated Framework (2013) issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plan for Remediation of the Material Weakness

During the fourth quarter of 2015, we designed a number of measures to address the material weakness identified. Specifically, we designed additional controls over documentation and review of the inputs and results of our cash flow forecasts. These controls included the implementation of additional review activities by qualified personnel and additional documentation and support of conclusions with regard to accounting for long-lived asset recoverability and impairment. We are in the process of implementing our remediation plan, and expect the control weakness to be remediated in the coming reporting periods. However, we are unable at this time to estimate when the remediation will be completed.

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

Changes in Internal Control over Financial Reporting

As described in the Plan for Remediation of the Material Weakness section above, there were changes in our ICFR during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our ICFR.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2015 that has not previously been reported.

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

The board of directors of our general partner currently consists of five directors. In accordance with the rules of the New York Stock Exchange, we are required to have at least three independent directors. Our five-member board of directors currently includes three independent directors.

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

Meetings and Other Information

During 2015, the board of directors of our general partner had 10 meetings and our audit committee had 5 meetings. None of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served. Our non-management directors meet in regularly scheduled executive sessions that are presided over by one of our non-management directors selected by the directors during such sessions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the executive officers and directors of our general partner, and persons who beneficially own more than ten percent of a registered class of our equity securities, or, collectively, the Insiders, to file initial reports of ownership and reports of changes in ownership with the SEC. Insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from certain Insiders that no other reports were required to be filed during fiscal year 2015, all filing requirements under Section 16(a) applicable to our Insiders were satisfied timely.

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

Michael S. Burke, Chairman
James F. Dietz
Michael F. Ray

Executive Officers and Directors

The following table sets forth the names, positions and ages (as of February 29, 2016) of the executive officers and directors of our general partner.

Keith B. Forman, Jeffrey R. Spain and Colin M. Morris are also officers of Rentech and provide their services to our general partner and us pursuant to the services agreement we entered into among us, Rentech and our general partner. These officers divide their working time between the management of Rentech and us.

Name	Age	Position With Our General Partner
Keith B. Forman	57	Chief Executive Officer and Director
Jeffrey R. Spain	50	Chief Financial Officer
John H. Diesch	58	President and Director
Wilfred R. Bahl, Jr.	65	Senior Vice President of Finance and Administration
Marc E. Wallis	55	Senior Vice President of Sales and Marketing
Colin M. Morris	43	Senior Vice President, General Counsel and Secretary
Michael S. Burke	52	Director
James F. Dietz	69	Director
Michael F. Ray	62	Director

Keith B . Forman. Keith B. Forman was appointed Chief Executive Officer in December 2014 and was appointed as a member of the board of directors of our general partner at the closing of our initial public offering. Mr. Forman was also appointed as Chief Executive Officer and President of Rentech in December 2014. Since April 2007, Mr. Forman has been a director of Capital Product Partners L.P., a publicly traded shipping limited partnership specializing in the seaborne transportation of oil, refined oil products and chemicals. Mr. Forman also serves on the board of directors of Applied Consulting, Inc., a privately held consulting firm. Mr. Forman currently serves as the Chairman of its conflicts committee and is a member of its audit committee. Since May of 2011, Mr. Forman has served as a Senior Advisor to Industry Funds Management (IFM). IFM is an Australian based fund investing in infrastructure projects around the world including making investments in energy related infrastructure. From November 2007 until March 2010, Mr. Forman served as Partner and Chief Financial Officer of Crestwood Midstream Partners LP, a private investment partnership focused on making equity investments in the midstream energy market. From February 2005 to 2007, Mr. Forman was a member of the board of directors of Kayne Anderson Energy Development, a closed-end investment fund focused on making debt and equity investments in energy companies, and was a member of its audit committee. Mr. Forman was also a member of the board of directors of Energy Solutions International Ltd., a privately held supplier of oil and gas pipeline software management systems, from April 2004 to January 2009. From January 2004 to July 2005, Mr. Forman was Senior Vice President, Finance for El Paso Corporation, a provider of natural gas services. From January 1992 to December 2003, he served as Chief Financial Officer of GulfTerra Energy Partners L.P., a publicly traded master limited partnership, and was responsible for the financing activities of the partnership, including its commercial and investment banking relationships. Mr. Forman received a B.A. degree in economics and political science from Vanderbilt University. The board of directors of our general partner has determined that Mr. Forman brings to the board of directors accounting, financial and directorial experience, including extensive experience with master limited partnerships, and therefore he should serve on the board of directors of our general partner.

Jeffrey R. Spain. Jeffrey R. Spain serves as our general partner’s Chief Financial Officer.  Mr. Spain was appointed as CFO of Rentech and Rentech Nitrogen in December 2015. Prior to his appointment as CFO of those entities, Mr. Spain served as Rentech’s senior vice president of finance, accounting and administration for Rentech’s wood fibre group. Mr. Spain has held various senior financial and accounting roles at Rentech since 2011. His experience spans over 20 years and includes investment banking and operations management and chief financial officer roles of high growth companies. His past employers include Credit Suisse First Boston, LeadPoint, Inc., eNutrition, Inc., and Kimberly-Clark Corporation. At LeadPoint, Inc., an internet performance marketing company funded by Redpoint Ventures, Mr. Spain served as CFO from 2004 until joining Rentech in 2011. Mr. Spain received his Masters of Business Administration from the Anderson Graduate School of Management at UCLA and earned his Bachelor's degree in finance from Southern Methodist University.

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

Wilfred R. Bahl, Jr. Wilfred R. Bahl, Jr. was appointed Senior Vice President of Finance and Administration of our general partner in July 2011. Since April 2006, Mr. Bahl has served as the Vice President and Chief Financial Officer of RNLLC (formerly REMC). He has 42 years of finance experience, with 36 of those years at our facility. From 1999 to 2006, Mr. Bahl was the Director of Finance and Energy for Royster-Clark Nitrogen, Inc. From 1998 to 1999, he served as Vice President of Business Development and, from 1995 to 1998, he served as the Vice President of Finance and Administration of IMC Nitrogen Co. From 1991 to 1995, he served as Vice President of Finance for Phoenix Chemical Co. In 1987, he served as Treasurer and was appointed to the board of directors of Phoenix Chemical Co and was appointed to the executive committee of the board of directors in 1989. From 1980 to 1987, Mr. Bahl served as the Administrative and Accounting Manager of N-Ren Corporation and later served as its Controller. Prior to joining N-Ren Corporation, he held various accounting positions with Flexsteel Industries, Inc., a furniture manufacturer, and Eska Company, a manufacturer of snow blower and outboard motors.

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

Michael S. Burke. Michael S. Burke was appointed as a member of the board of directors of our general partner in July 2011. Mr. Burke serves as chair of the Audit Committee and is a member of the Compensation Committee of Rentech. He is a member of the Audit Committee of Rentech Nitrogen GP, LLC. Since March 2007, Mr. Burke has served as a member of the board of directors of Rentech. Mr. Burke is the Chairman and Chief Executive Officer of AECOM, a global provider of professional technical and management support services to government and commercial clients. Mr. Burke was appointed chairman of the board of AECOM on March 4, 2015. From October 1, 2011 through March 5, 2014, Mr. Burke served as President of AECOM. From December 2006 through September 2011, Mr. Burke served as Executive Vice President, Chief Financial Officer of AECOM. Mr. Burke joined AECOM as Senior Vice President, Corporate Strategy in October 2005. From 1990 to 2005, Mr. Burke was with the accounting firm, KPMG LLP, where he served in various senior leadership positions, most recently as a Western Area Managing Partner from 2002 to 2005 and was a member of the board of directors of KPMG from 2000 through 2005. While on the board of directors of KPMG,

Mr. Burke served as the Chairman of the Board Process and Governance Committee and a member of the Audit and Finance Committee. Mr. Burke also serves on various charitable and community boards. Mr. Burke received a B.S. degree in accounting from the University of Scranton and a J.D. degree from Southwestern University. The board of directors of our general partner has determined that Mr. Burke brings to the board of directors extensive accounting, financial and business experience, including experience as an executive officer of a public company, and therefore he should serve on the board of directors of our general partner.

James F. Dietz. James F. Dietz was appointed as a member of the board of directors of our general partner in February 2012 and serves on the Audit Committee. In November, 2015, Mr. Dietz was appointed to the board of directors of Highfield Resources, Ltd., an Australian publicly traded company. Mr. Dietz served on the board of directors and the audit committee of Prospect Global Resources, Inc., a publicly traded company on NASDAQ engaged in the development of a potash mine in the Holbrook Basin of eastern Arizona, from November 2012 until he resigned in February 2013. Mr. Dietz has over 41 years of experience in the fertilizer and chemical industries. Mr. Dietz most recently served as Executive Vice President and Chief Operating Officer of Potash Corporation of Saskatchewan Inc., or PotashCorp, from November 2000 until his retirement in June 2010. In November 2000, Mr. Dietz was named Executive Vice President & Chief Operating Officer for PotashCorp. From 1998 to November 2000, Mr. Dietz served as President of PotashCorp Nitrogen, and from 1997 to 1998, as Executive Vice President. In addition to responsibility for PotashCorp’s worldwide operations, Mr. Dietz had responsibility for the corporation’s Safety, Health, and Environment performance and the Procurement functions. From 1993 to 1997, Mr. Dietz was Vice President of Manufacturing with Arcadian Corporation in Memphis, Tennessee. From 1969 to 1993, Mr. Dietz had increasing operational responsibility for Standard Oil of Ohio (Sohio) and BP, both in the United States and the United Kingdom. Mr. Dietz received a Bachelor of Chemical Engineering degree from The Ohio State University in 1969 and his Master of Science in Chemical Engineering in 1970. The board of directors of our general partner has determined that Mr. Dietz brings to the board of directors valuable knowledge of and experience in the chemical and nitrogen fertilizer industries, and therefore he should serve on the board of directors of our general partner.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis provides an overview and analysis of our executive compensation program during the Partnership’s fiscal year ended December 31, 2015, or fiscal year 2015, for our named executive officers, or NEOs. Our executive compensation program is designed to align executive pay with individual performance on both short- and long-term bases, to link executive pay to specific, measurable financial, technological and development achievements intended to create value for securityholders and to utilize compensation as a tool to attract and retain the high-caliber executives that are critical to our long-term success.

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

Our compensation decisions for our NEOs with respect to 2015 are discussed in detail below. This discussion is intended to be read in conjunction with the executive compensation tables and related disclosures that follow this Compensation Discussion and Analysis.

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

The following discussion describes and analyzes our compensation objectives and policies, as well as the material components of our executive compensation program for each of Keith B. Forman, Dan J. Cohrs, Jeffrey R. Spain, John H. Diesch, Wilfred R. Bahl, Jr. and Marc E. Wallis, collectively, our NEOs. During fiscal year 2015, Mr. Cohrs served as the Chief Financial Officer of our general partner through December 4, 2015, and Mr. Spain served as the Chief Financial Officer of our general partner from December 4, 2015 through December 31, 2015. Our NEOs (other than Messrs. Forman and Spain) were appointed to their positions during 2011 in connection with our formation and the formation of our general partner. Messrs. Forman and Spain also serve as officers of Rentech, our parent company, and Mr. Cohrs served as an officer of Rentech until December 4, 2015. Messrs. Forman, Cohrs and Spain are sometimes referred to in this Annual Report as our “Shared NEOs” (and Messrs. Diesch, Bahl and Wallis are sometimes referred to as our “Non-Shared NEOs”). For purposes of the discussion, except as otherwise expressly provided below, references to Shared NEOs with regard to events, determinations and other matters occurring on or prior to December 4, 2015 include Mr. Cohrs and exclude Mr. Spain, while references to Shared NEOs with regard to events, determinations and other matters occurring after December 4, 2015 include Mr. Spain and exclude Mr. Cohrs.

The following discussion and analysis describes our compensation objectives and policies for each of our NEOs for 2015, who consisted of:

Officer	Title(s)
Keith B. Forman	Chief Executive Officer and President, Rentech, Inc. and Chief Executive Officer, Rentech Nitrogen GP, LLC

Dan J. Cohrs	Former Executive Vice President & Chief Financial Officer, Rentech, Inc. and Former Chief Financial Officer, Rentech Nitrogen GP, LLC

Jeffrey R. Spain	Senior Vice President & Chief Financial Officer, Rentech, Inc. and Chief Financial Officer, Rentech Nitrogen GP, LLC

John H. Diesch	President, Rentech Nitrogen GP, LLC

Wilfred R. Bahl, Jr.	Senior Vice President of Finance and Administration, Rentech Nitrogen GP, LLC

Marc E. Wallis	Senior Vice President of Sales and Marketing, Rentech Nitrogen GP, LLC

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

Compensation Consultant

The Partnership does not have its own compensation consultant. However, during 2015, Rentech’s Compensation Committee engaged Frederic W. Cook & Co., Inc. (“Cook”) as an independent compensation consultant to analyze Rentech’s existing executive compensation programs, assist with the design of future compensation programs that more closely align its executive officers’ interests with those of its shareholders, and ensure that the levels and types of compensation provided to its executives (including our Shared NEOs and Mr. Diesch) and directors continue to reflect market practices. Cook serves at the discretion of Rentech’s Compensation Committee and Cook may be terminated by Rentech’s Compensation Committee in its discretion. Rentech’s Compensation Committee has assessed the independence of Cook pursuant to the rules prescribed by the SEC and has concluded that no conflict of interest existed in 2015 or currently exists that would prevent Cook from serving as an independent consultant to Rentech’s Compensation Committee.

Services Provided With Respect to 2015 Compensation

Services provided by Cook in 2015 included the following:

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

Comparison to Market Practices

Rentech’s Compensation Committee provides levels and elements of executive compensation, including base salaries, target annual incentive as a percentage of salary, total cash compensation, long-term incentives and total direct compensation, based on information gathered from the public filings of (i) Rentech’s peer group companies (with respect to our Shared NEOs) and (ii) the Partnership’s peer group companies (with respect to our Non-Shared NEOs), discussed below, as well as industry-specific published survey data (discussed in more detail below). Additional information on Rentech’s peer group companies can be found in Rentech’s Form 10-K, filed March 15, 2016.

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
Hawkins Inc.

In December 2015, Rentech’s Compensation Committee conducted a review of compensation data provided by Cook with regard to the levels and types of compensation provided to our NEOs. The information provided by Cook included data gathered from the public filings of our peer group and of Rentech’s peer group. Rentech’s Compensation Committee considered this data when determining the final incentive awards earned by our NEOs for 2015 under our annual incentive compensation programs and the levels and types of equity awards granted to our NEOs during 2015.

During its 2015 review, which occurred in December 2015, Rentech’s Compensation Committee reviewed the compensation of the Shared NEOs and Mr. Diesch relative to the Rentech’s peer group with respect to total compensation and for individual components of compensation and determined it was within the desired market range and in line with our compensation philosophy and total compensation for the Rentech named executive officers was below the median of Rentech’s 2014 peer group. A comparison of 2015 long-term equity incentives showed below-median equity award levels for our Shared NEOs (with respect to Rentech’s 2015 and 2014 peer groups), and a reduction in 2015 grant-date fair value of equity awards by 40% for all Rentech executives compared to 2014. In contrast, Rentech’s Compensation Committee determined that the compensation of our Non-Shared NEOs was generally in line with our peer group and consistent with our stated philosophy with respect to total compensation. However, Mr. Wallis’ annual incentive opportunity was above the median of the market (compared to our peer group).

Based on these reviews, Rentech’s Compensation Committee concluded that the level of our NEOs’ total compensation was well-positioned to attract and retain the type of management team that we believe is necessary to successfully implement our business strategy. Specifically, the compensation levels of our Shared NEOs are appropriate in light of the scope of duties they provide both to us and to Rentech, as well as the high degree of performance required for the incentive award components of their compensation to actually be delivered, while the Non-Shared NEOs are provided with reasonable levels of cash compensation (compared to our peer group) and are weighted towards variable compensation that is based on the appreciation in our unit value over time, which we believe is appropriate to incentivize them to work toward the long-term growth of our recently public company and aligns their interests with those of our unitholders. We believe that these levels and types of compensation were also consistent with our compensation philosophy, fostered our compensation objectives and continued to provide appropriate incentives through 2016.

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

Base Salary

As discussed above, base salaries for our NEOs were initially set in arm’s-length negotiations during the hiring process for these executives. These base salaries have historically been reviewed annually by Rentech’s Compensation Committee (with respect to our Shared NEOs) and our general partner’s board of directors (with respect to our Non-Shared NEOs) (with input from our Chief Executive Officer with respect to the other NEOs) and were again reviewed at the end of 2015 for purposes of determining 2016 salaries. Our NEOs are not entitled to any contractual or other formulaic base salary increases. During 2015, Mr. Forman’s base salary was $200,000 from January 1, 2015 through June 28, 2015 and then increased to $500,000 effective June 29, 2015 to bring Mr. Forman’s salary in line with those of CEOs in Rentech’s 2014 peer group companies, although his new salary is approximately 20% below the median of those of CEOs in Rentech’s 2015 peer group companies. None of our other NEOs received base salary increases during 2015. In addition, Rentech’s Compensation Committee (with respect to our Shared NEOs) and our general partner’s board of directors (with respect to our Non-Shared NEOs) determined not to increase our NEOs’ base salaries for 2016; accordingly, our NEOs’ base salaries for 2016 will remain the same as in 2015.

The annual base salary rates for our NEOs during fiscal year 2015 (following the base salary increase for Mr. Forman) are set forth in the following table:

Name	Base Salary ($)
Keith B. Forman	500,000
Dan J. Cohrs	464,000
Jeffrey R. Spain	291,346
John H. Diesch	335,000
Wilfred R. Bahl, Jr.	232,000
Marc E. Wallis	222,000

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

Annual Incentive Programs

During 2015, (i) each of our Shared NEOs (except for Mr. Forman) was eligible to receive an incentive payment pursuant to the Rentech annual incentive program and (ii) each of our Non-Shared NEOs (except for Mr. Wallis) was eligible to receive an incentive payment pursuant to the RNP annual incentive program. Under both annual incentive programs, cash incentives were determined and paid by reference to (i) the achievement of certain pre-established operational and financial goals and commercial and project development criteria, and (ii) target bonus amounts (as set forth in the NEOs’ respective employment agreements). The goals are weighted based on importance for the year. In the beginning of 2015, as in prior fiscal years with respect to Rentech, our CEO and other senior officers of Rentech developed a series of broad objectives for each of Rentech and us, which were then reviewed and revised by Rentech’s Compensation Committee and board of directors and the board of directors of our general partner. Following that review, Rentech’s board of directors and our general partner’s board of directors set the 2015 performance goals for the Rentech and RNP annual incentive programs, respectively, but retained discretion based on input from the Compensation Committee (and our Chief Executive Officer with respect to the other NEOs who participate in the annual incentive programs) to increase or decrease annual incentive award payouts to levels as high as 200% of the NEO’s target bonus and as low as zero, in each case, based on performance during the relevant period. The goals were designed to be challenging with no guarantee that any portion of the target award would actually be earned. The 2015 annual incentive awards were targeted for Messrs. Cohrs, Spain, Diesch and Bahl at 60%, 40%, 50% and 30% of their respective base salaries (in accordance with their respective employment agreements). In accordance with his employment agreement with Rentech, Mr. Forman was not entitled to an annual incentive award with respect to fiscal year 2015. Payment of annual incentive awards to our NEOs (other than Messrs. Cohrs and Wallis) was based on the achievement by Rentech and/or us, as applicable, of the specific targets and goals set forth below for the applicable annual incentive program, as well as the performance of the individual executive (and was subject to adjustment as described above). Since Mr. Cohrs’ employment terminated prior to the end of fiscal year 2015, he was not eligible to receive any 2015 annual incentive award; instead, as a component of the cash severance payable to him in connection with his termination of employment in December 2015, Mr. Cohrs received a payment equal to his 2015 annual incentive award.

Rentech Annual Incentive Program Performance Goals

The 2015 performance goals applicable to our Shared NEOs (excluding Mr. Forman) under the Rentech annual incentive program are set forth below, along with determinations as to the attainment of these goals (parentheticals following the description of each goal provide guidelines indicating the approximate weight given to the attainment of each goal).

1.	Goal: Environmental, Health, Safety & Sustainability, or EHS&S, goals, including:
•	Continued strong safety and environmental performance at RNP’s facilities, with an OSHA recordable rate at or below a target rate of 3.5 and 5 or fewer reportable release events.*

Result : Goal attained. Safety performance was strong during 2015 with an OSHA recordable rate of 1.64 incidents for every 200,000 hours worked at RNP facilities in fiscal year 2015.  Rentech Nitrogen experienced 2 reportable environmental releases events.

•

A continued strong safety record at Rentech’s North America facilities, including our facilities, with an OSHA recordable rate below a target rate of 4.0 and fewer than 5.0 reportable environmental release events.*

Result : Goal attained. Safety performance was strong during 2015 with an OSHA recordable rate of 3.39 recordable incidents for every 200,000 hours worked at Rentech facilities in fiscal year 2015. Rentech experienced no reportable environmental release events.

•

A continued strong safety record at Rentech’s South America facilities, including our facilities, with an OSHA recordable rate below a target rate of 4.5 and fewer than 5.0 reportable environmental release events.*

Result : Goal attained. Safety performance was strong during 2015 with an OSHA recordable rate of 1.66 recordable incidents for every 200,000 hours worked at Rentech facilities in fiscal year 2015. Rentech experienced no reportable environmental release events.

•	Completion of mandated EHS&S training.*

Result : Goal attained. We completed all required training.

•	Completion of 80% or more of EHS&S process review action items.*

Result : Goal attained. We completed required process review action items.

*	These Goals are not weighted in arriving at the initial award amounts under the annual incentive program, but failure to attain these Goals can result in a reduction of the final pool by up to 20%.
2.	Goal: Financial achievements, including:
•	RNP EBITDA ranging from $90.6 million to $122.6 million, targeted at $102.7 million (20% weight).

Result : Goal attained. RNP EBITDA, excluding one-time transaction costs, for the year ended December 31, 2015 equaled $108.6 million.

•	EBITDA for Rentech’s wood fibre business ranging from $10.1 million to $16.9 million, targeted at $14.2 million (20% weight).

Result : Goal not attained. EBITDA for Rentech’s wood fibre business for the year ended December 31, 2015 equaled $1.5 million.

•	SG&A ranging from a target of $18.3 million to $15.6 million (10% weight).

Result : Goal attained. Corporate SG&A for the year ended December 31, 2015 was $18.0 million.

3.	Goal: Project goal:
•	Successfully execute strategic redeployment of the Partnership’s assets by December 31, 2015 (30% weight).

Result : Goal not attained. Sale of the Partnership was not completed by December 31, 2015.

4.	Goal: Other factors which contribute to the success of Rentech as determined by Rentech’s Compensation Committee and board of directors (20% weight).

Result : The Compensation Committee did not exercise its discretion to take into account any additional factors which contributed to Rentech’s success or adjust the results of the performance goals.

RNP Annual Incentive Program Performance Goals

The 2015 performance goals applicable to our Non-Shared NEOs (other than Mr. Wallis) under the RNP annual incentive program are set forth below, along with determinations as to the attainment of these goals (parentheticals following the description of each goal provide guidelines indicating the approximate weight given to the attainment of each goal).

1.	Goal: EHS&S goals (failure to attain these goals would have reduced the final bonus pool by 20%), including:
•	A continued strong safety record at our facilities with an OSHA recordable rate below a target rate of 3.5.

Result : Goal attained. We completed fiscal year 2015 with an OSHA recordable rate of 1.64 recordable incidents for every 200,000 hours worked at our facilities.

•	Completion of mandated EHS&S training.

Result : Goal attained. We completed all required training.

•	Fewer than 6 reportable environmental release events.

Result : Goal attained. We experienced 2 reportable environmental release events.

•	Completion of 80% or more of EHS&S process review action items.

Result : Goal attained. We completed required process review action items.

2.	Goal: Operations goals, including:
•	Total ammonia production ranging from 325,000 tons to 352,000 tons, targeted at 342,000 tons (10% weight).

Result : Goal attained. Total ammonia production for the fiscal year ending December 31, 2015 equaled 340,000 tons.

•	Total ammonia upgraded in amounts ranging from 156,000 tons to 169,000 tons, targeted at 164,000 tons (5% weight).

Result : Goal not attained. Total ammonia upgraded for the fiscal year ending December 31, 2015 equaled 153,000 tons.

•	Total ammonium sulfate production ranging from 475,000 tons to 525,000 tons, targeted at 500,000 tons (10% weight).

Result : Goal attained. Total ammonium sulfate production for the fiscal year ending December 31, 2015 equaled 525,000 tons.

•	Total sulfuric acid on-stream time ranging from 90% to 99%, targeted at 96% (5% weight).

Result : Goal attained. Total sulfuric acid on-stream time for the fiscal year ending December 31, 2015 equaled 94.4%.

3.	Goal: Financial goals, including:
•	East Dubuque Facility EBITDA ranging from $98.0 million to $122.0 million, targeted at $108.6 million (20% weight).

Result : Goal attained. EBITDA for fiscal year 2015 equaled $109.1 million.

•	Pasadena Facility EBITDA ranging from $2.0 million to $10.0 million, targeted at $3.5 million (10% weight).

Result : Goal attained. EBITDA for fiscal year 2015 equaled $6.6 million.

4.	Goal: Project goals, including:
•	Successfully execute strategic redeployment of assets by December 31, 2015 (10% weight).

Result : Goal not attained. Sale of the Partnership was not completed by December 31, 2015.

•	East Dubuque Facility’s replacement of the ammonia synthesis converter to remain on schedule (5% weight).
Result : Goal attained. Project is on schedule.

•	East Dubuque Facility’s upgrade of a nitric acid compressor train is completed by September 30, 2015 and on budget (5% weight).

Result : Goal attained. Project on budget, and completed by September 30 2015.

5.	Goal: Other factors which contribute to the success of the Partnership and Rentech, as determined by our board of directors, (20% weight).

Result : The Compensation Committee did not exercise its discretion to take into account any additional factors which contributed to the Partnership’s and Rentech’s success or adjust the results of the performance goals.

Final incentive payments for our NEOs participating in the annual incentive programs were determined by our board based on Rentech’s and/or our (as applicable) performance compared to the set goals under the applicable programs. Messrs. Spain, Diesch and Bahl received 2015 annual incentive payments equal to 46%, 87% and 87% of their respective target bonuses based on the performance results described above (or 18%, 44% and 26% of their respective base salaries). These payments were determined based on the achievement of the formulaic goals set forth above for each NEO with no material bonus adjustment based on individual assessment.

Sales Incentive Program

In light of the continued strong demand for experienced sales and marketing executives in the nitrogen fertilizer industry through 2015, we continued our use of a sales incentive program for Mr. Wallis similar to the program in which Mr. Wallis participated in fiscal year 2014, which linked his annual incentive opportunity with performance factors specifically designed to promote sales and marketing activities advancing sales objectives. We believe that a sales-based incentive program better ties Mr. Wallis’ variable compensation opportunity to his duties and responsibilities. Under the sales incentive program, Mr. Wallis was eligible to receive an incentive payment of up to 100% of his base salary based on the corresponding percentage (up to 100%) at which we attained our budgeted 2015 plant level EBITDA, and Mr. Wallis received an actual incentive payment of $222,000 based on our EBITDA performance.

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

1.

Goal: Establish a marketing plan or joint venture for the East Dubuque Facility to be implemented upon termination of the Agrium agreement reflecting an annual cost savings of $2.0 million or more (10% weight).

Result : Goal attained.

2.	Goal: Manage the Pasadena Facility’s sales and inventory to ensure no shutdowns due to containment issues for ammonium sulfate and sulfuric acid (10% weight).

Result : Goal 50% attained. Sulfuric acid inventory was high and projected to be high going forward, principally driven by lack of ammonia. The net result was short-term reductions in production rates, causing non-attainment of the complete objective.

3.	Goal: Exceed the Pasadena Facility’s approved 2015 EBITDA by 20% (10% weight).

Result : Goal attained.

4.	Goal: Avoid power draw from electrical grid during four CenterPoint coincident peak periods in order to save $180,000 (10% weight).

Result : Goal attained.

5.	Goal: Negotiate cost savings in excess of $0.5 million in 2015 ammonia supply agreement benchmarked against the 2014 ammonia supply agreement (10% weight).

Result : Goal attained.

Mr. Wallis received a payout under his non-EBITDA-based annual incentive at 45% of base salary based on attainment of 90% of these performance objectives. Thus, Mr. Wallis earned a total 2015 annual incentive (combining his sales incentive payment and his individual performance incentive payment) of $321,900.

Long-Term Equity Incentive Awards

We believe that senior executives, including our NEOs, should have an ongoing stake in the success of their employer, including, in the case of the Shared NEOs, Rentech, in order to closely align their interests with those of our unitholders and, for our Shared NEOs, Rentech’s shareholders. We further believe that equity awards provide meaningful retention and performance incentives that appropriately encourage our executive officers, including our NEOs, to remain employed with us and, in the case of our Shared NEOs, with Rentech, and to put forth their best efforts and performance at all times. Accordingly, equity incentive awards have historically been a key component of Rentech’s and our compensation program, including during 2015, as these awards have served to align the interests of our NEOs with those of our unitholders and, in the case of our Shared NEOs, Rentech’s shareholders, and to incentivize our NEOs to work toward long-term growth. During 2015, Rentech granted equity awards to our Shared NEOs, excluding Mr. Cohrs, under its 2009 Incentive Award Plan and we granted equity awards to all of our NEOs, excluding Messrs. Forman, Cohrs and Spain, under our 2011 Long-Term Incentive Plan. Each of these plans is intended to provide incentives for a broad group of service providers, including employees (both NEOs and other employees), directors and consultants, in each case, who are critical to our success (and, in the case of our Shared NEOs, to the success of Rentech) and to the creation of unitholder/shareholder value.

During 2015, in order to promote the unit/share ownership, performance and retention goals described above, (i) Rentech granted equity awards to our Shared NEOs (except for Mr. Cohrs) comprised of incentive stock options, and (ii) we granted equity awards to all of our NEOs (except for Messrs. Forman, Cohrs and Spain) comprised of phantom units (“phantom units”) that are settled in our common units upon vesting and which entitle their holders to dividend and other distribution rights while the phantom units are outstanding (these equity awards are collectively referred to below as the “2015 Awards”). Each phantom unit confers upon its holder the right to receive one of our common units without payment of purchase price, thereby delivering the full grant-date value of the underlying units, as well as any post-grant unit price appreciation. Awards were granted at the end of 2015 in order to allow the amounts to be calibrated to reflect total unitholder return performance during the year and performance versus internal goals.

We note that, in respect of 2015 services, Rentech equity awards were granted only to our Shared NEOs (excluding Mr. Cohrs) and only in respect of services provided to Rentech. We include a discussion of these awards here in order to provide a comprehensive discussion of compensation decisions pertaining to our NEOs for the relevant year, but note that the full expense of the Rentech equity awards was borne by Rentech (and, similarly, the full expense of all Partnership equity awards, which are granted solely in respect of services provided to the Partnership, was borne by the Partnership, as reflected in the compensation tables below). Mr. Cohrs’ employment terminated before Rentech granted equity awards to their respective executive officers respect of 2015 services. Accordingly, Mr. Cohrs did not receive grants of Rentech equity awards in respect of his 2015 services to Rentech.

Partnership Phantom Units .

The RNP phantom units granted as 2015 Awards vest in substantially equal, annual increments over a period of three years, subject to continued service through the applicable vesting date. Phantom units are tied to time-vesting requirements in order to provide a strong retention incentive to our NEOs through the applicable vesting period. Each phantom unit confers upon its holder the right to receive dividend equivalent payments for dividends declared over the portion of the vesting period during which such phantom unit is outstanding, payable as and when dividends are paid to unitholders without regard to the vested status of the award. The RNP phantom units granted as 2015 Awards are subject to accelerated vesting only in connection with certain qualifying terminations of employment in connection with a change in control and in the case of death or disability (as described under “—Potential Payments upon Termination or Change-in-Control” below). We believe that the applicable vesting periods provide an important retention incentive, while accelerated vesting (where appropriate) protects executives against forfeiture of their awards in appropriate circumstances and aligns management’s incentives more closely with the interests of our unitholders.

Rentech Options.

The Rentech stock options granted to Messrs. Forman and Spain in 2015 vest and become exercisable with respect to one-third of the respective shares subject thereto on each of the first three anniversaries of the grant date, subject to Messrs. Forman’s and Spain’s continued services through the applicable vesting date. The stock options are subject to accelerated vesting upon a termination of Messrs. Forman’s and Spain’s respective employment with Rentech without “cause” or for “good reason”, in either case, within two years following a change in control of Rentech. Any such accelerated vesting is subject to Mr. Forman’s and Mr. Spain’s execution and non-revocation of a general release of claims.

2015 Awards Table

In determining appropriate levels of equity grants for the 2015 Awards, we considered, among other things, the role(s) and responsibilities of each NEO and the perceived need to reward and retain the NEO. The following table sets forth the 2015 Awards that we and Rentech granted to our NEOs during 2015:

Officer	Grant Date	Rentech Stock Options	Partnership Phantom Units
Keith B. Forman	12/14/15	400,000	—
Dan J. Cohrs	—	—	—
Jeffrey R. Spain	12/14/15	30,000	—
John H. Diesch	12/14/15	—	20,000
Wilfred R. Bahl, Jr.	12/14/15	—	10,000
Marc E. Wallis	12/14/15	—	10,000

Severance Benefits

We believe that vulnerability to termination of employment at the senior executive level, both within and outside of the change in control context, creates concern and uncertainty for our NEOs that is appropriately addressed by providing severance protections which enable and encourage these executives to focus their attention on their work duties and responsibilities in all situations. We operate in a highly volatile and acquisitive industry that heightens this vulnerability in the change-in-control context. Accordingly, in order to attract and retain our key managerial talent, Rentech (in the case of our Shared NEOs, other than Mr. Spain) and our general partner (in the case of our Non-Shared NEOs) are parties to employment agreements with our NEOs which provide for specified severance payments and benefits in connection with certain qualifying terminations of employment. Mr. Spain has entered into a severance agreement with Rentech that provides for certain severance payments and benefits in connection with certain qualifying terminations of employment. The principles underlying the various components of these agreements are discussed in this section. For a description of the specific terms and conditions of each agreement, see “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “—Potential Payments upon Termination or Change-in-Control” below.

Shared NEOs

Under his employment agreement, Mr. Forman is (and Mr. Cohrs was, during his employment with Rentech) entitled to severance upon involuntary terminations without “cause” or for “good reason” (each as defined in the applicable employment agreement) consisting of (i) two times (in the case of Mr. Forman) or one time (in the case of Mr. Cohrs) base salary, payable over a two-year period (or, in the case of Mr. Cohrs, a one-year period) (ii) in the case of Mr. Cohrs, payment of target bonus and (iii) up to eighteen months of subsidized healthcare premiums, in addition to certain accelerated equity vesting under the terms of individual equity awards. In the case of an involuntary termination of employment in connection with our non-renewal of the agreement, Mr. Forman is not entitled to severance and Mr. Cohrs would have been entitled to a reduced severance consisting of only the salary continuation described above (but not payment of the target bonus or subsidized healthcare continuation) and, at Rentech’s discretion, an annual bonus for the fiscal year preceding the non-renewal. Under his severance agreement, Mr. Spain is entitled to severance upon an involuntary termination of employment without “cause” or for “good reason” (each as defined in the severance agreement) or the expiration of the term of his employment under the severance agreement (if he remains employed through the end of the employment term, which expiration is expected to occur in the third quarter of 2016) consisting of (i) twenty-six weeks’ base salary, payable over a six-month period, and (ii) up to six months of subsidized healthcare premiums, in addition to certain accelerated equity vesting under the terms of individual equity awards. We believe that, in light of these NEOs’ seniority and the resulting vulnerability to involuntary termination, these severance payments and benefits provide an appropriate level of assurance in the non-transactional context. The specific levels of payments and benefits are determined by the relative seniority and duration of service of such NEOs.

In addition, upon an involuntarily termination (without cause, for good reason or, with respect to Mr. Cohrs only, due to non-renewal) in connection with a change in control, Mr. Forman is (and Mr. Cohrs was during his employment with Rentech) entitled to receive their cash severance in a lump-sum and Mr. Cohrs was further eligible for a severance enhancement equal to the amounts by which their respective prior-year bonuses exceed their then-current target bonuses We believe that the lump-sum payment is appropriate to limit these NEOs’ exposure to any credit risk associated with new owners/management and that the potential enhancement provides an appropriate additional incentive to focus on the best interests of the shareholders in the context of a potential transaction. Mr. Cohrs was during his employment also entitled to a tax gross-up payment in the event that any “golden parachute” excise taxes are imposed on him under Section 280G of the Internal Revenue Code in connection with a transaction. The gross-up payment was provided under an employment agreement that was not amended or entered into during 2015, and was intended to counter any disincentive Mr. Cohrs had to consummate a beneficial transaction as a result of the potential imposition of these golden parachute excise taxes.

Non-Shared NEOs

Under their employment agreements, Messrs. Diesch, Bahl and Wallis are entitled to severance payments and benefits upon an involuntary termination without “cause” or for “good reason” (each as defined in the applicable employment agreement). These severance benefits are comprised of continuation salary payments for one year and payment of the executive’s target bonus for the year, in addition to up to eighteen months (in the case of Mr. Diesch) or one year (in the case of the other Non-Shared NEOs) of subsidized healthcare premiums. In the case of an involuntary termination of employment in connection with our non-renewal of the applicable agreement, Messrs. Diesch, Bahl and Wallis are entitled to a reduced severance consisting of only the salary continuation described above (but not payment of the target bonus or subsidized healthcare continuation) and, at our discretion, an annual bonus for the fiscal year preceding the non-renewal.

In addition, if Mr. Diesch is involuntarily terminated (without cause, for good reason or due to non-renewal) in connection with a change in control, he is entitled to receive his cash severance in a lump-sum and is further eligible for a severance enhancement equal to the amounts by which his prior-year bonus exceeds his then-current target bonus. Mr. Diesch is also entitled to a tax gross-up payment in the event that any “golden parachute” excise taxes are imposed on him under Section 280G of the Internal Revenue Code in connection with a transaction. The gross-up payment provided under Mr. Diesch’s employment agreement was originally entered into with Rentech in 2009, was not materially amended or entered into during 2015, and is intended to counter any disincentive that he may have to consummate a beneficial transaction as a result of the potential imposition of these golden parachute excise taxes.

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

During 2015, Mr. Cohrs received reimbursement of certain financial advisor costs, as well as a company-paid physical examination. Messrs. Cohrs, Spain, Diesch and Bahl received a monthly car allowance. Mr. Wallis has access to a company-provided car intended primarily for business use, but Mr. Wallis may make use of this car for certain personal matters as well. While we believe that these benefits are appropriate and commensurate with these NEOs’ positions, we do not generally view perquisites or other personal benefits as a material component of our executive compensation program. In the future, we may provide additional or different perquisites or other personal benefits in limited circumstances, such as where we believe doing so is appropriate to assist an individual in the performance of his or her duties, to make our executive officers more efficient and effective, and for recruitment, motivation and/or retention purposes.

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

Under their employment agreements with our general partner and Rentech, respectively, Mr. Diesch is and Mr. Cohrs was (prior to his termination of employment) entitled to gross-up payments in the event that any excise taxes are imposed on them. Rentech has historically provided these protections to its senior executives (including, at the time such employment agreements were entered into, Mr. Diesch) to ensure that they will be properly incentivized in the event of a potential change in control of Rentech to maximize shareholder value in a transaction while minimizing concern for potential consequences of the transaction to these executives. The need for such protection is enhanced by Rentech’s and our historic emphasis on performance-contingent equity compensation, which has higher values if accelerated in connection with a successful change in control transaction than if the equity compensation awards had been time-vested. We have committed not to provide any new tax gross-up rights to any executives that do not currently have such protection.

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

Michael S. Burke

John H. Diesch

James F. Dietz

Keith B. Forman

Michael F. Ray

Compensation Committee Interlocks and Insider Participation

During fiscal year 2015, the following individuals served as members of Rentech’s Compensation Committee: Michael S. Burke, Edward M. Stern, and Halbert S. Washburn. None of these individuals has ever served as an officer or employee of Rentech or any of its subsidiaries (including our general partner). No executive officer of Rentech or us has served as a director or member of the compensation committee of another entity at which an executive officer of such entity is also a director of Rentech.

Summary Compensation Table

The following table summarizes the compensation that was attributable to services performed for us during the years ending December 31, 2015, 2014 and 2013 for each of our NEOs.

With respect to our Shared NEOs, the non-equity amounts contained in the summary compensation table reflect the portion of these NEOs’ total compensation paid by Rentech that we estimate was attributable to services performed by these NEOs for us during the relevant period, calculated by multiplying each amount by a good faith estimate of the percentage of time such NEO dedicated to such services for us. The estimated percentage of time allocable to us for Messrs. Forman, Cohrs and Spain are 40%, 40% and 0%, respectively, during year 2015. The estimated percentage of time allocable to us for Messrs. Forman and Cohrs are 40% and 35%, respectively, during year 2014. The estimated percentage of time allocable to us for Messrs. Cohrs and Diesch are 35% and 79% respectively, during year 2013 (or, for Mr. Diesch, who served as a Shared NEO through December 30, 2013, the portion of 2013 during which he served as a Shared NEO). Our Non-Shared NEOs devoted substantially all of their business time to us during the relevant periods.

Beginning in 2012, Messrs. Bahl and Wallis received only Partnership equity awards, while our Shared NEOs received both Rentech equity awards (for service to Rentech) and Partnership equity incentive awards (for service to us). Beginning in 2013, Mr. Diesch received only Partnership equity awards. For tables (or portions thereof) specific to compensation, only the values of Partnership equity awards are included, as no portion of any Rentech equity awards were paid in respect of services to us in these periods.

The values of Rentech equity awards and cash compensation paid to our Shared NEOs by, and allocated to, Rentech, are disclosed in the footnotes to the tables.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Keith B. Forman,	2015	140,000	—	—	—	—	34,880	174,880
Chief Executive Officer	2014	4,615	—	—	—	—	127,753	132,368

Dan J. Cohrs,	2015	178,462	—	—	—	—	159,780	338,242
Chief Financial Officer (5) (6)	2014	162,212	—	74,331	—	14,616	20,729	271,888
	2013	157,500	—	130,004	—	75,600	86,824	449,928

Jeffrey R. Spain,	2015	—	—	—	—	—	7,233	7,233
Chief Financial Officer (7)

John H. Diesch, President (8)	2015	335,000	—	196,000	—	145,725	100,509	777,234
	2014	334,615	—	228,701	—	25,125	34,322	622,763
	2013	256,750	—	399,995	—	77,025	78,782	812,552

Wilfred R. Bahl, Jr.	2015	232,000	—	98,000	—	60,552	37,690	428,242
Senior Vice President of Finance and Administration

Marc E. Wallis,	2015	222,000	—	98,000	—	321,900	28,929	670,829
Senior Vice President of Sales and Marketing	2014	221,731	—	62,622	—	209,568	13,488	507,409
	2013	215,000	—	69,993	—	176,300	33,784	495,077

(1)

Amounts disclosed for 2015 reflect the full grant-date fair value of 2015 Partnership phantom unit awards granted to our Non-Shared NEOs. All equity award values described in this Note have been computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. There can be no assurance that unvested awards will vest (and, absent vesting, no value will be realized by the executive for the unvested award). The Partnership provides information regarding the assumptions used to calculate the value of all Partnership unit awards made to executive officers in Note 12 to its consolidated financial statements included in “Part II — Item 8 Financial Statements and Supplementary Data” in this Annual Report. Rentech provides information regarding the assumptions used to calculate the value of all Rentech stock awards made to executive officers in Note 20 to its consolidated financial statements included in “Part II — Item 8 Financial Statements and Supplementary Data” in Rentech’s Form 10-K, filed March 15, 2016.

(2)

Mr. Forman received 2015 Rentech stock options with full grant-date fair values of $623,550, and Mr. Spain received 2015 Rentech stock options with full grant-date fair values of $46,766, the values of which have been computed in accordance with ASC Topic 718. Rentech provides information regarding the assumptions used to calculate the value of all Rentech options granted to executive officers in Note 20 to its consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” in Rentech’s Form 10-K, filed March 15, 2016.

(3)

Each of our Shared NEOs (excluding Mr. Forman) participated in the Rentech annual incentive program and each of our Non-Shared NEOs (excluding Mr. Wallis) participated in the RNP annual incentive program during 2015 and each such NEO (excluding Mr. Cohrs, whose employment terminated in December 2015) received an annual incentive award based on the achievement of certain financial and other performance criteria and determined by reference to target bonuses as set forth in their respective employment agreements. Since Mr. Cohrs’ employment terminated prior to the end of fiscal year 2015, he was not eligible to receive a 2015 incentive award; instead, as part of the cash severance payable to him in connection with his termination of employment, Mr. Cohrs received a target 2015 annual incentive award, which is included in the “All Other Compensation” column as described below. Mr. Wallis participated in our 2015 sales incentive program and received an annual incentive award based on the attainment of sales and marketing goals. For 2015, the amount of compensation payable under the annual and sales incentive programs was determined (i) for Messrs. Spain, Diesch and Bahl at 46%, 87% and 87% of their respective target levels (or 18%, 44% and 26% of their respective base salaries) and (ii) for Mr. Wallis in an amount equal to 145% of his base salary. For Mr. Cohrs, disclosed amounts were pro-rated as described in Note 6 below – the full amount of Mr. Cohrs’ 2015 incentive award (including the portions reported in the table) was $278,400. For Mr. Spain, disclosed amounts were pro-rated as described in Note 7 below – the full amount of Mr. Spain’s 2015 incentive award (including the portions reported in the table) was $53,285. For a description of the annual incentive programs in which our NEOs participated during 2015, please see “—Annual Incentive Compensation” above.

(4)

Amounts under the “All Other Compensation” column for the year ended December 31, 2015 consist of (i)  401(k) matching contributions for Messrs. Cohrs, Diesch, Bahl and Wallis of $4,690, $11,925, $10,440 and $8,325, respectively, (ii) perquisites consisting of company-paid auto allowances, company-paid health evaluations, financial and tax planning benefits and long-term disability insurance, (iii) payments made to Messrs. Forman, Cohrs, Spain, Diesch, Bahl and Wallis of $983, $25,575, $7,233, $75,516, $17,782 and $18,521, respectively, with respect to their outstanding phantom units as a result of our declaration of cash distributions, and (iv) for Mr. Cohrs, the severance payments and benefits payable to him upon his December 18, 2015 separation of employment, consisting of (a) a cash severance payment equal to one times his base salary (or $185,600) payable over a one-year period, (b) his target annual bonus (or $111,360) and (c) the payment of his monthly premiums for continued health benefits for up to eighteen months following termination (with an estimated value, based on Rentech’s costs to provide such coverage, equal to $12,184). For Messrs. Cohrs and Spain, disclosed amounts (in both the table above and the Perquisites table below) were pro-rated as described in Notes 6 and 7 below – the full amounts of their 2015 “All Other Compensation” (including the portions reported in the table) were $361,085 and $32,044, respectively.

Perquisites

Name	Auto Allowance ($)		Health Evaluations ($)	Travel Reimbursements ($)	Long-Term Disability and Life Insurance ($)	Financial and Tax Planning ($)	Severance ($)	Total ($)
Keith B. Forman	—		—	33,897	—	—	—	33,897
Dan J. Cohrs	4,800		1,403	—	428	11,524	111,360	129,515
Jeffrey R. Spain	—		—	—	—	—	—	—
John H. Diesch	12,000		—	—	1,068	—	—	13,068
Wilfred R. Bahl, Jr.	8,400		—	—	1,068	—	—	9,468
Marc E. Wallis	1,015	(A)	—	—	1,068	—	—	2,083

(A)

Represents the value of personal usage of a company-provided vehicle determined by multiplying 20% (the percentage of time that we estimate Mr. Wallis used the vehicle for personal purposes) by $5,075 (the total company costs associated with the vehicle).

(5)	Effective December 4, 2015, Mr. Cohrs ceased to serve as the chief financial officer of Rentech and chief financial officer of our general partner.
(6)

We estimate that Mr. Cohrs dedicated 40%, 35% and 35% of his work time to our business and affairs during years 2015, 2014 and 2013, respectively, and, accordingly, the compensation figures attributable to Mr. Cohrs in this Summary Compensation Table reflect 40%, 35% and 35% of his total compensation for each category, except that 100% of the grant-date fair value of the Partnership phantom units is included in the “Stock Awards” column because the Partnership phantom units were made in respect of services performed solely for us. Mr. Cohrs’ “Total Compensation” for years 2015, 2014 and 2013, including amounts paid for services provided to Rentech and its affiliates, equaled $807,239, $996,149 and $1,495,694, respectively.

(7)

Because Mr. Spain commenced service as our Chief Financial Officer on December 4, 2015, we estimate that Mr. Spain dedicated none of his work time to our business and affairs during 2015, and, accordingly, the compensation figures attributable to Mr. Spain in this Summary Compensation Table reflect none of his total compensation for each category, except that 100% of Partnership distributions on Partnership phantom units granted to Mr. Spain in prior years when he was providing services to the Partnership is included in the “All Other Compensation” column because such Partnership phantom units were granted in respect of services performed solely for us in prior years. Mr. Spain’s “Total Compensation” for 2015, including amounts paid for services provided to Rentech and its affiliates, equaled $423,441.

(8)

We estimate that Mr. Diesch dedicated 79% of his work time to our business and affairs during year 2013 (based on his role as a Shared NEO through December 30, 2013 and as a Non-Shared NEO for the remainder of 2013), and, accordingly, the compensation figures attributable to Mr. Diesch for 2013 in this Summary Compensation Table reflect 79% of his total compensation for each category, except that 100% of the grant-date fair value of the Partnership phantom units is included in the “Stock Awards” column because the Partnership phantom units were made in respect of services performed solely for us. Commencing in 2014, Mr. Diesch dedicated 100% of his work time to our business and affairs, and compensation figures attributable to Mr. Diesch for 2014 and 2015 in this Summary Compensation Table represent 100% of his total compensation for each category.

Grants of Plan-Based Awards

The following table sets forth information with respect to the NEOs concerning the grant of plan-based awards from the Partnership’s plan during 2015. With respect to our Shared NEOs, the non-equity incentive amounts set forth below reflect the portion of these NEOs’ plan-based awards that we estimate was attributable to services performed by these NEOs for us during the year 2015, calculated in the same manner as amounts disclosed for these Shared NEOs in the Summary Compensation Table. During 2015, Partnership equity awards granted to our Non-Shared NEOs were made entirely in respect of services (and were thus allocated in their entirety) to the Partnership, and Rentech equity awards (granted only to Messrs. Forman and Spain) were made entirely in respect of services (and were thus allocated in their entirety) to Rentech – accordingly, the table below does not include 2015 grants of Rentech equity awards; however, the value of 2015 Rentech equity awards granted to Messrs. Forman and Spain is disclosed in the notes to the table.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (1)		All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Keith B. Forman (2)		$—	$—	$—	—	—	—	—		—	$—	$—

Dan J. Cohrs	2015 Annual Non-Equity Incentive	$—	$111,360	$222,720	—	—	—	—		—	$—	$—

Jeffrey R. Spain		$—	$—	$—	—	—	—	—		—	$—	$—

John H. Diesch	12/14/2015	$—	$—	$—	—	—	—	20,000	(3)	—	$—	$196,000
	2015 Annual Non-Equity Incentive	$—	$167,500	$335,000	—	—	—	—		—	$—	$—

Wilfred R. Bahl, Jr.	12/14/2015	$—	$—	$—	—	—	—	10,000	(3)	—	$—	$98,000
	2015 Annual Non-Equity Incentive	$—	$69,600	$139,200	—	—	—	—		—	$—	$—

Marc E. Wallis	12/14/2015	$—	$—	$—	—	—	—	10,000	(3)	—	$—	$98,000
	2015 Annual Non-Equity Incentive	$—	$222,000	$333,000	—	—	—	—		—	$—	$—

(1)

All of our equity grant awards were made under the Rentech Nitrogen Partners, L.P. 2011 Long-Term Incentive Plan. In addition to the awards disclosed in this table, Messrs. Forman and Spain received 2015 grants of equity incentive awards from Rentech in respect of services provided to Rentech with grant-date fair values of $623,550 and $46,766, respectively.

(2)	Mr. Forman did not participate in Rentech’s or our 2015 annual incentive plan.

(3)

These Partnership phantom units were granted on December 14, 2015 and vest in three substantially equal installments on December 14, 2016, 2017 and 2018, subject to the executive’s continued employment through the applicable vesting date and accelerated vesting (i) upon the executive’s termination of employment by the employer without cause or by the executive for good reason, in either case, in connection with a change of control of the Partnership or (ii) upon the executive’s death or disability. Amounts disclosed in the table reflect the full grant date fair value of Partnership phantom units granted during fiscal year 2015, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the fair value of all compensatory equity awards made to executive officers in Note 12 to our consolidated financial statements in Part II — Item 8 “Financial Statements and Supplementary Data” included in this report. There can be no assurance that awards will vest (and, absent vesting no value will be realized by the executive for the unvested award), or that the value upon vesting will approximate the aggregate grant date fair value determined under ASC Topic 718.

Narrative Disclosure to Summary Compensation Table

and Grants of Plan-Based Awards Table

Employment and Severance Agreements

The employment arrangements (or, in the case of Mr. Spain, severance arrangement) with our NEOs (including our Shared NEOs and Non-Shared NEOs) are all “at will” and may be terminated at any time by us, subject to the severance provisions thereof.

Agreements with Shared NEOs

Mr. Forman is and Cohrs was, during his employment with Rentech, party to an employment agreement with Rentech. Mr. Forman’s employment agreement does not have a set term. Mr. Cohrs’ employment agreement terminated in December 2015, when Mr. Cohrs ceased to serve as the chief financial officer of Rentech and as the chief financial officer of our general partner. Mr. Spain has a severance agreement with Rentech, but is not party to an employment agreement with Rentech or us.

Under his employment agreement, Mr. Forman is entitled to a base salary which, effective as of June 29, 2016, was $500,000. Mr. Cohrs’ employment agreement provided for a base salary which, during 2015, was $464,000 and an annual incentive bonus targeted at 60% of his base salary (with actual bonus eligibility ranging from zero to twice the applicable target). In addition, the employment agreement provide for customary indemnification, health, welfare, retirement and vacation benefits and, in the case of Mr. Cohrs, a monthly auto allowance. During 2015, Mr. Cohrs received reimbursement of certain financial and tax planning costs, as well as a company-paid physical examination (although his employment agreement did not expressly provide for such benefits). The agreements also contain customary confidentiality and other restrictive covenants.

Although he is not party to an employment agreement setting for the terms of his employment with Rentech, Mr. Spain receives a base salary which, effective as of January 1, 2016, was $291,346 and an annual incentive bonus targeted at 40% of his base salary (with actual bonus eligibility ranging from zero to twice the applicable target).  In addition, Mr. Spain receives customary health, welfare, retirement and vacation benefits, as well as a monthly auto allowance.

Each of the Shared NEOs has executed a corporate confidentiality and proprietary rights agreement. Though not addressed in the employment agreements, each of the Shared NEOs is or, with respect to Mr. Cohrs, was, entitled to accelerated vesting of certain equity awards in the event of a change in control of Rentech. For a discussion of the severance and change-in-control benefits for which our Shared NEOs are eligible under their employment agreements (or, for Mr. Spain, severance agreement), as well as a description of the severance benefits for which our Non-Shared NEOs are eligible in connection with a change in control, see “—Potential Payments upon Termination or Change-in-Control” below.

Employment Agreements with Non-Shared NEOs

Messrs. Diesch, Bahl and Wallis are parties to employment agreements with our general partner that expire on November 3, 2016, October 15, 2016 and October 16, 2016, respectively, subject to automatic one-year renewals absent 30-days’ (or, in the case of Mr. Diesch, 90 days’) advance notice from either party to the contrary. Under their employment agreements, Messrs. Diesch, Bahl and Wallis receive annual base salaries which, effective as of January 1, 2016, were $335,000, $232,000 and $222,000, respectively.

In addition, these agreements provide that Messrs. Diesch and Bahl will be eligible to receive annual cash bonuses targeted at 50% and 30% of base salary, respectively (and capped at 100% and 60% of base salary, respectively), while Mr. Wallis will be eligible to receive a non-targeted annual bonus of up to 150% of base salary, in each case, based on the attainment of performance criteria established by our general partner’s board of directors.

Under their employment agreements, our Non-Shared NEOs are entitled to severance upon a termination of employment without “cause” or for “good reason” (each as defined in the applicable agreement) consisting of (i) one year of base salary continuation, (ii) payment of the executive’s target bonus for the year in which termination occurs (or, in the case of Mr. Wallis who does not have a target bonus, payment of an additional amount equal to 100% of his base salary), and (iii) up to eighteen months (in the case of Mr. Diesch) or twelve months (in the case of Messrs. Bahl and Wallis) of subsidized healthcare premiums. In addition, if our general partner elects not to renew the employment term, the affected executive is entitled to a reduced severance consisting solely of one year of base salary continuation.

Under the terms of their employment agreements, our Non-Shared NEOs are eligible to participate in our customary retirement, health, welfare, disability and other benefit plans. In addition, the employment agreements contain customary non-solicitation (and, in the case of Messrs. Bahl and Wallis, non-competition) covenants effective during employment and for one year following termination.

Outstanding Equity Awards at December 31, 2015

The following table sets forth information with respect to the NEOs detailing outstanding equity awards from Rentech and the Partnership as of December 31, 2015. With respect to our Shared NEOs, the amounts set forth below reflect the total number of each NEO’s outstanding equity awards as of December 31, 2015 rather than an allocation based on the estimated percentage of time each Shared NEO dedicated to services for the Partnership or based on the entity issuing the award due to the fact that outstanding awards include prior year awards, part of which were allocable to services provided to the Partnership. In addition to the vesting schedules described for each outstanding award in the notes to this table, certain awards may be eligible for accelerated vesting in certain circumstances (for a discussion of accelerated equity vesting, see “—Potential Payments upon Termination or Change-in-Control” below).

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units or Shares of Stock that have not Vested (#)	Market Value of Units or Shares of Stock that have not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($) (1)	Notes
Keith B. Forman	27,562	82,687	—	$12.40	12/30/2019	—	$—	—	$—	(2)
	—	400,000	—	$3.03	12/14/2025	—	$—	—	$—	(3)
	—	—	—	$—	—	—	$—	50,413	$177,455	(4)

Dan J. Cohrs	44,269	—	—	$8.90	6/15/2016	—	$—	—	$—	(5)

Jeffrey R. Spain	8,063	—	—	$9.20	7/28/2021	—	$—	—	$—	(6)
	—	30,000	—	$3.03	12/14/2025	—	$—	—	$—	(3)
	—	—	—	$—	—	1,450	$5,104	—	$—	(7)
	—	—	—	$—	—	—	$—	2,005	$7,056	(8)
	—	—	—	$—	—	627	$6,646	—	$—	(9)
	—	—	—	$—	—	—	$—	3,533	$12,437	(4)
	—	—	—	$—	—	1,251	$13,261	—	$—	(10)

John H. Diesch	4,300	—	—	$38.70	7/14/2016	—	$—	—	$—	(11)
	17,708	—	—	$8.90	10/4/2020	—	$—	—	$—	(5)
	—	—	—	$—	—	7,748	$82,129	—	$—	(9)
	—	—	—	$—	—	15,495	$164,247	—	$—	(10)
	—	—	—	$—	—	20,000	$212,000	—	$—	(12)

Wilfred R. Bahl, Jr.	3,225	—	—	$38.70	7/14/2016	—	$—	—	$—	(11)
	2,656	—	—	$8.90	10/4/2020	—	$—	—	$—	(5)
	—	—	—	$—	—	1,162	$12,317	—	$—	(9)
	—	—	—	$—	—	4,243	$44,976	—	$—	(10)
	—	—	—	$—	—	10,000	$106,000	—	$—	(12)

Marc E. Wallis	2,213	—	—	$8.90	10/4/2020	—	$—	—	$—	(5)
	—	—	—	$—	—	1,356	$14,374	—	$—	(9)
	—	—	—	$—	—	4,243	$44,976	—	$—	(10)
	—	—	—	$—	—	10,000	$106,000	—	$—	(12)

(1)

Rentech equity award values were calculated based on the $3.52 closing price of Rentech’s common stock on December 31, 2015. The Partnership’s phantom unit award values were calculated based on the $10.60 closing price of the Partnership’s common units on December 31, 2015.

(2)

Represents Rentech stock options granted on December 30, 2014, which vested as to one-fourth of the shares subject thereto on December 9, 2015. The balance of the shares vest in equal monthly increments thereafter over the following three years, subject to the executive’s continued employment through the applicable vesting date (these options are referred to below as the 2014 Options).

(3)

Represents Rentech stock options granted on December 14, 2015 of which one-third will vest on each of the first three anniversaries of December 14, 2015, subject to the executive’s continued employment through the applicable vesting date (these options are referred to below as the 2015 Options).

(4)

Represents Rentech PSUs granted on December 30, 2014 (with respect to Mr. Forman) and December 19, 2014 (with respect to Mr. Spain), vesting over a four-year period based on the increase in Rentech’s per share total shareholder return (or per share change in control transaction proceeds, as applicable) over the fair market value of a share of Rentech stock on the grant date, subject to the executive’s continued employment through the applicable vesting date, as described in more detail in “—Long-Term Equity Incentive Awards” above (these PSUs are referred to below as the 2014 PSUs).

(5)

Represents Rentech stock options granted on October 4, 2010 that vested in three equal annual installments on each of October 4, 2011, 2012 and 2013. In the case of Mr. Cohrs, such options expire 180 days after the date on which his employment terminated.

(6)	Represents stock options granted on July 28, 2011, which vested in one-third installments on each of July 28, 2012, 2013 and 2014.
(7)

Represents Rentech RSUs granted on December 18, 2013, which vested as to one-third on each of December 14, 2014 and 2015, and the remaining one-third of which will vest on December 14, 2016, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the 2013 RSUs).

(8)

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

(9)

Represents the Partnership’s phantom units granted on December 18, 2013, which vested as to one-third on each of December 14, 2014 and 2015, and the remaining one-third of which will vest on December 14, 2016, subject to the executive’s continued employment through the applicable vesting date (these units are referred to below as the 2013 Phantom Units).

(10)

Represents the Partnership’s phantom units granted on December 30, 2014, which vested as to one-third on December 14, 2015, and the remaining two-thirds of which will vest in two substantially equal installments on December 14, 2016 and 2017, subject to the executive’s continued employment through the applicable vesting date (these units are referred to below as the 2014 Phantom Units).

(11)	Represents Rentech stock options granted on July 14, 2006 that vested in three equal annual installments on each of July 14, 2007, 2008 and 2009.
(12)

Represents the Partnership’s phantom units granted on December 14, 2015, vesting in three substantially equal installments on December 14, 2016, 2017 and 2018, subject to the executive’s continued employment through the applicable vesting date (these units are referred to below as the 2015 Phantom Units).

Option Exercises, Stock Vested and Units Vested

The following table sets forth information with respect to the NEOs concerning the option exercises and stock vested under Rentech’s equity plan(s) and the phantom units vested under the Partnership’s plan during 2015. With respect to our Shared NEOs, the amounts set forth below reflect the total number of each NEO’s equity awards rather than an allocation based on the estimated percentage of time each Shared NEO dedicated to services for us due to the fact that awards exercised and/or vested include prior year awards, portions of which were allocable to services provided to the Partnership.

	Stock Awards		Unit Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Keith B. Forman	—	$—	—	$—
Dan J. Cohrs	3,652	$11,066	5,836	$57,193
Jeffrey R. Spain	2,185	$6,621	1,909	$18,708
John H. Diesch	1,056	$3,200	16,294	$159,681
Wilfred R. Bahl, Jr.	—	$—	3,905	$38,269
Marc E. Wallis	—	$—	4,098	$40,160

(1)	Amounts shown are based on the fair market value of Rentech’s common stock on the applicable vesting date.
(2)	Amounts shown are based on the fair market value of the Partnership’s common units on the applicable vesting date.

Potential Payments upon Termination or Change-in-Control

Our NEOs are entitled to certain payments and benefits upon qualifying terminations of employment, and in certain cases, upon a change in control. The following discussion describes the terms and conditions of these payments and benefits and the circumstances in which they will be paid or provided, in each case, assuming the relevant event(s) occurred on December 31, 2015. All severance payments are conditioned upon the executive’s execution of a general release of claims against the employer.

For purposes of the following discussion, “change in control” refers to a change in control of Rentech or the Partnership, as follows: with respect to the severance payments and benefits provided to our Shared NEOs pursuant to their respective employment or severance agreements (as applicable), a change in control refers to a change in control of Rentech. With respect to (a) the severance payments and benefits provided to our Non-Shared NEOs pursuant to their respective employment agreements, (b) the 2015 Phantom Units, (c) the 2014 Phantom Units, and (d) the 2013 Phantom Units, a change in control refers to a change in control of the Partnership. Note that 2013, 2014 and 2015 Rentech equity awards are not included here or in the discussion below, as such awards pertain solely to services provided by our Shared NEOs to Rentech (and the costs of such awards are borne solely by Rentech).

Shared NEOs, Termination Not in Connection with a Change in Control

Under Messrs. Forman’s and Cohrs’ employment agreements (described in “—Severance Benefits” above), upon termination of the executive’s employment by Rentech without cause or by the executive with good reason (each as defined in the employment agreements), the executive is entitled to receive: (i) two times (in the case of Mr. Forman) or one time (in the case of Mr. Cohrs) base salary, payable over a two-year period (or, with respect to Mr. Cohrs, over a one-year period), (ii) in the case of Mr. Cohrs, payment of his target annual bonus on the date that annual bonuses are paid generally for the year in which termination occurs, and (iii) company-paid continuation health benefits for up to eighteen months following the date of termination. Upon termination of Mr. Cohrs’ employment in connection with Rentech’s non-renewal of his employment term, he will be entitled to receive an amount equal to one times base salary, payable over the one-year period following termination, and, at Rentech’s discretion, an annual bonus for the fiscal year preceding the non-renewal.

Under Mr. Spain’s severance agreement with Rentech (described in “—Severance Benefits” above), upon an involuntary termination of employment by Rentech without cause or by Mr. Spain for good reason (each as defined in the severance agreement) or the expiration of the term of his employment under the severance agreement (if he remains employed through the end of the employment term, which expiration is expected to occur in the third quarter of 2016), Mr. Spain is entitled to receive: (i) twenty-six weeks’ base salary, payable over a six-month period, and (ii) up to six months of subsidized healthcare premiums.

In addition, the 2015 Phantom Units, 2014 Phantom Units and 2013 Phantom Units held by the Shared NEOs will accelerate and vest in full upon a termination of employment due to the applicable executive’s death or disability.

In connection with Mr. Cohrs’ termination of employment with Rentech in December 2015, he became entitled to receive the contractual severance benefits described above consisting of a cash severance payment totaling one times his base salary (or $464,000) payable over a one-year period, plus his target annual bonus (or $278,400) and the payment of his monthly premiums for continued health benefits for up to eighteen months following termination (with an estimated value, based on Rentech’s costs to provide such coverage, equal to $30,461). Mr. Cohrs’ severance was calculated in accordance with the severance formulation contained in his pre-existing employment agreement and was not enhanced in any way.

Shared NEOs, Change in Control (No Termination)

The Shared NEOs are not entitled to any cash payments based solely on the occurrence of a change in control of Rentech (absent any qualifying termination). The 2015 Phantom Units, 2014 Phantom Units and 2013 Phantom Units are not impacted by a change in control of Rentech (absent a qualifying termination in connection with such change in control).

Shared NEOs, Termination in Connection with a Change in Control

Pursuant to their respective employment agreements, upon a termination of employment without cause, for good reason or (with respect to Mr. Cohrs only) due to a non-renewal of his employment term by Rentech, in any case, within three months before or two years after a change in control, then Mr. Forman will receive (and Mr. Cohrs was entitled to receive, during his employment with Rentech) the severance described above, except that (i) the base salary component of the executive’s severance will be paid in a lump sum and (ii) if the executive’s actual annual bonus for the year immediately preceding the change in control exceeds his target bonus for the year in which the termination occurs, he will receive one times base salary plus the amount of such prior-year bonus (instead of base salary plus target annual bonus). The employment agreement for Mr. Cohrs entitled him to a “gross-up” payment from Rentech covering all taxes, penalties and interest associated with any “golden parachute” excise taxes imposed on him by reason of Internal Revenue Code Section 280G in connection with a change in control, though Mr. Cohrs’ gross-up provision terminated in connection with his ceasing employment with Rentech and us. Upon a termination of Mr. Spain’s employment in connection with a change in control, Mr. Spain will receive the same severance payments and benefits described above under “-Shared NEOs, Termination Not in Connection with a Change in Control.”

In addition, the 2014 Phantom Units and 2013 Phantom Units held by the Shared NEOs will vest in full if the executive terminates employment without cause or for good reason, in either case, within sixty days prior to or eighteen months after the change in control.

Non-Shared NEOs, Termination Not in Connection with a Change in Control

Under the Non-Shared NEOs’ employment agreements, upon termination of employment by the employer without cause or by the executive for good reason (each as defined in the applicable agreement), the executive is entitled to receive: (i) an amount equal to one times his annual base salary, payable in substantially equal instalments over a twelve-month period following the date of termination, plus one times his target bonus for the year in which termination occurs (or, in the case of Mr. Wallis, who does not have a target bonus, payment of an additional amount equal to 100% of his base salary), and (ii) up to 18 months (in the case of Mr. Diesch) or 12 months (in the case of Messrs. Bahl and Wallis) of subsidized healthcare premiums. If our general partner elects not to renew the employment term, the executive is entitled to a reduced severance consisting solely of one year of base salary continuation. During employment and for one year following termination, the employment agreements prohibited these NEOs from soliciting certain of our employees and customers.

In addition, the 2015 Phantom Units, 2014 Phantom Units and 2013 Phantom Units held by the Non-Shared NEOs will accelerate and vest in full upon a termination of employment due to the applicable executive’s death or disability.

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

In addition, the 2015 Phantom Units, 2014 Phantom Units and 2013 Phantom Units held by the applicable executive will vest in full if the executive terminates employment without cause or for good reason, in either case, within sixty days prior to or eighteen months after the change in control. The 2015 Phantom Units, 2014 Phantom Units and 2013 Phantom Units also vest in full upon the executive’s termination of employment due to death or disability (whether or not in connection with a change in control).

The following table summarizes the change-in-control and/or severance payments and benefits to which we expect that our NEOs would have become entitled if the relevant event(s) had occurred on December 31, 2015, in accordance with applicable disclosure rules. For purposes of the following table, we have assumed that a change in control of each relevant entity, whether Rentech and/or the Partnership, occurred on December 31, 2015, in order to provide a complete representation of the payments and benefits that each NEO would have become entitled to receive upon the occurrence of the relevant event(s). With respect to our Shared NEOs, the amounts set forth below reflect the portion of these NEOs’ change-in-control and severance payments that we estimate would have been attributable to services performed by these NEOs for the Partnership during fiscal year 2015, calculated in the same manner as amounts disclosed for these Shared NEOs in the Summary Compensation Table. The severance benefits that Mr. Cohrs became entitled to receive upon his termination of employment with Rentech in December 2015 are described above (rather than in the table below).

Name	Benefit	Termination without Cause or for Good Reason		Termination due to Non-Renewal or Expiration of Term		Termination due to Death/ Disability		Qualifying Termination in Connection with a Change in Control		Other Terminations
Keith B. Forman	Cash Severance	$400,000	(1)	$—		$—		$400,000	(2)	$—
	Value of Healthcare Premiums	12,184	(3)	—		—		12,184	(3)	—
	Total	$412,184		$—		$—		$412,184		$—
Jeffrey R. Spain	Cash Severance	$—	(4)	$—	(4)	$—		$—	(4)	$—
	Value of Accelerated Units (5)	—		—		19,907	(6)	19,907	(7)	—
	Value of Healthcare Premiums	—	(3)	—	(3)	—		—	(3)	—
	Total	$—		$—		$19,907		$19,907		$—
John H. Diesch	Cash Severance	$502,500	(8)	$335,000	(9)	$—		$480,725	(10)	$—
	Value of Accelerated Units (5)	—		—		458,376	(11)	458,376	(12)	—
	Value of Healthcare Premiums	30,461	(3)	—		—		30,461	(3)	—
	Total	$532,961		$335,000		$458,376		$969,562	(13)	$—
Wilfred R. Bahl, Jr.	Cash Severance	$301,600	(8)	$232,000	(9)	$—		$—		$—
	Value of Accelerated Units (5)	—		—		163,293	(14)	163,293	(15)	—
	Value of Healthcare Premiums	20,307	(3)	—		—		—		—
	Total	$321,907		$232,000		$163,293		$163,293		$—
Marc E. Wallis	Cash Severance	$444,000	(8)	$222,000	(9)	$—		$—		$—
	Value of Accelerated Units (5)	—		—		165,349	(16)	165,349	(17)	—
	Value of Healthcare Premiums	20,307	(3)	—		—		—		—
	Total	$464,307		$222,000		$165,349		$165,349		$—

(1)	Represents two times Mr. Forman’s annual base salary, payable over the two-year period after his termination date.
(2)	Represents two times Mr. Forman’s annual base salary, payable in a lump sum upon termination.
(3)

Represents the cost of Company-paid continuation health benefits for eighteen months (in the case of Messrs. Forman and Diesch) or twelve months (in the case of Messrs. Bahl and Wallis), based on our estimated costs to provide such coverage. Upon a qualifying termination of Mr. Spain’s employment, he would become eligible to receive six months of Company-paid continuation health benefits. As stated above, Mr. Spain did not dedicate any of his work time to the Partnership during 2015 and, accordingly, as indicated in the table above, none of his severance would be allocated to the Partnership.

(4)

Upon a qualifying termination of Mr. Spain’s employment, he would become eligible to receive six months of his annual base salary, payable over the six-month period after his termination date. As stated above, Mr. Spain did not dedicate any of his work time to the Partnership during 2015and, accordingly, as indicated in the table above, none of his severance would be allocated to the Partnership.

(5)

Value of 2015 Phantom Units (for the Non-Shared NEOs), 2014 Phantom Units and 2013 Phantom Units determined by multiplying the number of accelerating Partnership units by the fair market value of the Partnership’s common unit on December 31, 2015 ($10.60).

(6)

Represents the aggregate value of 627 unvested 2013 Phantom Units and 1,251 unvested 2014 Phantom Units held by Mr. Spain that would have vested on an accelerated basis upon Mr. Spain’s termination due to death or disability on December 31, 2015.

(7)

Represents the aggregate value of 627 unvested 2013 Phantom Units and 1,251 unvested 2014 Phantom Units held by Mr. Spain that would have vested on an accelerated basis if Mr. Spain terminated employment without cause or for good reason on December 31, 2015 and, in either case, such termination occurred within sixty days prior to or eighteen months after a change in control.

(8)

Represents the executive’s annual base salary, payable over the one-year period after his termination date, plus (i) with respect to Messrs. Diesch and Bahl, their target annual incentive bonuses and (ii) with respect to Mr. Wallis, a bonus equal to 100% of his annual base salary.

(9)	Represents executive’s annual base salary, payable over the one-year period after his termination date.
(10)	Represents executive’s annual base salary plus target bonus which equals the prior year’s bonus, payable in a lump sum upon termination.
(11)

Represents the aggregate value of 20,000 unvested 2015 Phantom Units, 15,495 unvested 2014 Phantom Units and 7,748 unvested 2013 Phantom Units held by Mr. Diesch that would have vested on an accelerated basis upon Mr. Diesch’s termination due to death or disability on December 31, 2015.

(12)

Represents the aggregate value of 20,000 unvested 2015 Phantom Units, 15,495 unvested 2014 Phantom Units and 7,748 unvested 2013 Phantom Units held by Mr. Diesch that would have vested on an accelerated basis if Mr. Diesch terminated employment without cause or for good reason on December 31, 2015 and, in either case, such termination occurred within sixty days prior to or eighteen months after a change in control.

(13)

As of December 31, 2015, no excise taxes would have been imposed by Section 4999 of the Internal Revenue Code on the relevant payments and benefits, meaning that no gross-up obligations would have applied. Accordingly, no gross-up amounts are included in these figures.

(14)

Represents the aggregate value of 10,000 unvested 2015 Phantom Units, 4,243 unvested 2014 Phantom Units and 1,162 unvested 2013 Phantom Units held by Mr. Bahl that would have vested on an accelerated basis upon Mr. Bahl’s termination due to death or disability on December 31, 2015.

(15)

Represents the aggregate value of 10,000 unvested 2015 Phantom Units, 4,243 unvested 2014 Phantom Units and 1,162 unvested 2013 Phantom Units held by Mr. Bahl that would have vested on an accelerated basis if Mr. Bahl terminated employment without cause or for good reason on December 31, 2015 and, in either case, such termination occurred within sixty days prior to or eighteen months after a change in control.

(16)

Represents the aggregate value of 10,000 unvested 2015 Phantom Units, 4,243 unvested 2014 Phantom Units, 1,356 unvested 2013 Phantom Units held by Mr. Wallis that would have vested on an accelerated basis upon Mr. Wallis termination due to death or disability on December 31, 2015.

(17)

Represents the aggregate value of 10,000 unvested 2015 Phantom Units, 4,243 unvested 2014 Phantom Units, 1,356 unvested 2013 Phantom Units held by Mr. Wallis that would have vested on an accelerated basis if Mr. Wallis terminated employment without cause or for good reason on December 31, 2015 and, in either case, such termination occurred within sixty days prior to or eighteen months after a change in control.

Director Compensation

Directors who are also employees of the Partnership do not receive additional compensation for their services on our board of directors. During 2015, Michael S. Burke and Halbert S. Washburn served as non-employee members of our board of directors and of the board of directors of Rentech and, except as otherwise described below, are referred to in this Annual Report as our “Shared Directors.” James F. Dietz and Michael F. Ray, who served as non-employee members of our board of directors during 2015, are referred to herein as our “Non-Shared Directors” (except as otherwise described below).

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

The following table sets forth compensation information with respect to our non-employee directors for the fiscal year ended December 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($) (1) (2)	Total ($)
Michael S. Burke	$30,000	$37,647	$67,647
James F. Dietz	$47,500	$75,153	$122,653
Michael F. Ray	$47,500	$75,153	$122,653
Halbert S. Washburn (3)	$5,833	$—	$5,833

(1)

Amounts reflect the full grant-date fair value of the 2015 phantom unit awards, calculated in accordance with ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all Partnership phantom unit awards made to non-employee directors in Note 12 to our consolidated financial statements included in Part II—Item 8 “Financial Statements and Supplementary Data” in this Annual Report. On June 17, 2015, Messrs. Burke, Dietz and Ray were granted phantom units that will vest on June 17, 2016 in the amounts of 890, 1,780 and 1,780, respectively. In addition, on June 17, 2015, Messrs. Burke, Dietz and Ray were granted common units in the amounts of 1,780, 3,550, and 3,550, respectively.

(2)	The aggregate number of phantom unit awards held by Messrs. Burke, Dietz and Ray as of December 31, 2015 was 890, 1,780 and 1,780 phantom units, respectively.
(3)	Mr. Washburn ceased to serve on our board of directors in April 2015, but continues to serve on Rentech’s Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table presents information regarding beneficial ownership of our common units as of February 29, 2016 by:

•	our general partner;

•	each of our general partner’s directors;
•	each of our general partner’s named executive officers;
•	each unitholder known by us to beneficially hold five percent or more of our outstanding common units; and
•	all of our general partner’s executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Amount and Nature of Common Units Beneficially Owned (1)	Percentage of Total Common Units (2)
Rentech Nitrogen GP, LLC (3)	—	—
RNHI (4)	23,250,000	59.6
Keith B. Forman	11,450	*
Dan J. Cohrs (5)	19,492	*
Jeffrey R. Spain	10,692	*
John H. Diesch	27,615	*
Wilfred R. Bahl, Jr.	15,246	*
Marc E. Wallis	10,418	*
Michael S. Burke	9,050	*
James F. Dietz	21,208	*
Michael F. Ray	13,930	*
All directors and executive officers as a group (9 persons)	133,942	*

*	Less than 1%.
(1)	The Security Ownership table above does not include unvested phantom units held by NEOs that will vest assuming the continued employment of the NEO beyond each applicable vesting date:
•	Jeffrey R. Spain – 1,878 phantom units;
•	John H. Diesch – 43,243 phantom units;
•	Wilfred R. Bahl, Jr. – 15,405 phantom units;
•	Marc E. Wallis – 15,599 phantom units;
•	Michael S. Burke – 890 phantom units;
•	James F. Dietz – 1,780 phantom units; and
•	Michael F. Ray – 1,780 phantom units.
(2)	Based on 38,985,364 common units outstanding as of February 29, 2016.
(3)	Our general partner, a wholly owned subsidiary of RNHI, manages and operates our business and has a non-economic general partner interest.
(4)	RNHI is an indirect wholly owned subsidiary of Rentech.
(5)	As of December 18, 2015, Mr. Cohrs’ last day of employment with us.

The following table sets forth, as of February 29, 2016, the number of shares of common stock of Rentech owned by each of the named executive officers and directors of our general partner and all executive officers and directors of our general partner as a group.

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

Name and Address of Beneficial Owner	Amount and Nature of Common Stock Beneficially Owned (1) (2)	Percentage of Total Common Stock (1) (3)
Keith B. Forman	32,762	*
Dan J. Cohrs (4)	132,304	*
Jeffrey R. Spain	33,496	*
John H. Diesch	70,865	*
Wilfred R. Bahl, Jr.	34,896	*
Marc E. Wallis	9,245	*
Michael S. Burke	48,127	*
James F. Dietz	—	*
Michael F. Ray (5)	51,299	*
All directors and executive officers as a group (9 persons)	363,961	*

*	Less than 1%
(1)

If a person has the right to acquire shares of common stock subject to options or other convertible or exercisable securities within 60 days of February 29, 2016, then such shares (including certain restricted stock units which are fully vested but will not be yet paid out until the earlier of the recipient’s termination and three years from the applicable award date, subject to any required payment delays arising under applicable tax laws) are deemed outstanding for purposes of computing the percentage ownership of that person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The following shares of common stock that may be acquired within 60 days of February 29, 2016 and are included in the table above:

•	Keith B. Forman – 27,562 under options;
•	Dan J. Cohrs – 44,259 under options;
•	Jeffrey R. Spain – 8,063 under options;
•	John H. Diesch – 22,008 under options;
•	Wilfred R. Bahl, Jr. – 5,881 under options;
•	Marc E. Wallis – 2,213 under options;
•	Michael S. Burke – 2,849 under options; and
•	all directors and executive officers as a group – 94,347 under options.
(2)	The Security Ownership table above does not include the following:

(A) PSUs granted during the year ended December 31, 2014 and held by our NEOs that vest over a four year period based on the level of total shareholder return over such period (the numbers below represent the target number of PSUs that may be issued to the NEOs):

•	Keith B. Forman – 100,827 PSUs; and
•	Jeffrey R. Spain – 7,066 PSUs.

PSUs granted prior to January 1, 2014 and held by NEOs that vest over a three year period based on the level of total shareholder return over such period (the numbers below represent the target number of PSUs that may be issued to the NEOs):

•	Jeffrey R. Spain – 4,009 PSUs.

(B) unvested RSUs and options held by NEOs that will vest assuming the continued employment of the officer or director beyond each applicable vesting date:

•	Keith B. Forman – 482,687 under options;
•	Jeffrey R. Spain – 30,000 under options and 1,450 RSUs;
•	Michael S. Burke – 2,160 RSUs.

(3)	Based on 23,034,371 shares of common stock outstanding as of February 29, 2016.
(4)	As of December 18, 2015, Mr. Cohrs’ last day of employment with us.

(5)	As of April 9, 2014, Mr. Ray’s last day on Rentech’s board. Includes 750 shares held by Mr. Ray’s spouse’s IRA as to which Mr. Ray disclaims beneficial ownership.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 with respect to our compensation plan under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in common (a)) (c)
Equity compensation plans approved by security holders	195,350	(1)	—	(2)	3,241,245
Equity compensation plans not approved by security holders	—		—		—
Total	195,350		—		3,241,245

(1)	Represents phantom units awarded under the LTIP.
(2)	Phantom units do not have an exercise price. Payout is based on completing a specified period of employment.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a discussion of director independence, see “Part III — Item 10. Directors, Executive Officers and Corporate Governance.”

RNHI, an indirect wholly owned subsidiary of Rentech, owns (i) 23,250,000 common units, representing 59.6% of our outstanding common units and (ii) all of the member interests in our general partner and our general partner own a general partner interest in us.

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

Operational Stage

Distributions to RNHI and its affiliates

•       We will generally make cash distributions to our unitholders pro rata, including to RNHI, as a holder of common units. RNHI owns 23,250,000 common units, representing 59.6% of our outstanding common units, and would receive a pro rata percentage of the cash available for distribution that we distribute in respect thereof.

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

Services Agreement

At the closing of our initial public offering, we, our general partner and Rentech entered into a services agreement, pursuant to which we, our general partner and our operating subsidiaries obtain certain management and other services from Rentech. Under this agreement, our general partner has engaged Rentech to provide certain administrative services to us. Rentech provides us with the following services under the agreement, among others:

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The charter of the audit committee of the board of directors of our general partner, which is available on our website at www.rentechnitrogen.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. Non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP were compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The audit committee pre-approved all fees incurred in the years ended December 31, 2015 and 2014.

The following table presents fees billed and expected to be billed for audit fees, audit-related fees, tax fees and other services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2015 and 2014.

	For the Years Ended December 31,
	2015	2014
Audit Fees (1)	$1,220,060	$1,257,750
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,220,060	$1,257,750

(1)

Represents the aggregate fees billed and expected to be billed for professional services rendered for the audit of our consolidated financial statements for the years ended December 31, 2015 and 2014, and for the audit of our internal control over financial reporting and reviews of the financial statements included in our quarterly reports on Form 10-Q, assistance with Securities Act filings and related matters, consents issued in connection with Securities Act filings, and consultations on financial accounting and reporting standards arising during the course of the audit for the years ended December 31, 2015 and 2014.

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

10.25†

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

10.31

Voting and Support Agreement by and between CVR Partners, LP, Rentech, Inc., Rentech Nitrogen Holdings, Inc. and DSHC, LLC, dated as of August 9, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CVR Partners, LP with the SEC on August 13, 2015).

10.32

Transaction Agreement by and among CVR Partners, LP, Coffeyville Resources, LLC, Rentech, Inc., DSHC, LLC and Rentech Nitrogen Holdings, Inc. dated as of August 9, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CVR Partners, LP with the SEC on August 13, 2015).

10.33

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

101

The following financial information from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Capital, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, detailed tagged.

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

Rentech Nitrogen Partners, L.P.

BY :	Rentech Nitrogen GP, LLC, ITS General Partner

/s/ Keith B. Forman
Keith B. Forman,
Chief Executive Officer

Date: March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / Keith B. Forman	Chief Executive Officer and Director of Rentech Nitrogen GP, LLC (Principal Executive Officer)	March 15, 2016
Keith B. Forman

/ S / Jeffrey R. Spain	Chief Financial Officer of Rentech Nitrogen GP, LLC (Principal Financial and Accounting Officer)	March 15, 2016
Jeffrey R. Spain

/ S / John H. Diesch	President and Director ofRentech Nitrogen GP, LLC	March 15, 2016
John H. Diesch

/ S / Michael S. Burke	Director of	March 15, 2016
Michael S. Burke	Rentech Nitrogen GP, LLC

/ S / James F. Dietz	Director of	March 15, 2016
James F. Dietz	Rentech Nitrogen GP, LLC

/ S / Michael F. Ray	Director of	March 15, 2016
Michael F. Ray	Rentech Nitrogen GP, LLC